Form 10-Q
period 1996-03-31
HEALTHTECH INTERNATIONAL INC
filed 1996-05-28
CIK 876889

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1996
                           OR
[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    	OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from 		to

Commission file number 0-20654

               HEALTHTECH INTERNATIONAL, INC.
    Nevada	                                 				  36-3797495
(State or other jurisdiction of	              	(I.R.S. Employer
incorporation or organization)		               Identification No.)

              1237 South Val Vista Drive
                 Mesa, Arizona 85204
       (Address of principal executive offices)

                    602-396-0660
   (Registrant's telephone number, including area code)

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X		No____

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

	Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes____ 	No____

               APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of April 30, 1996, Registrant has a total of 4,614,807 common stock and 3,616,239 class A warrants outstanding.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements


                HEALTHTECH INTERNATIONAL, INC.
                 CONSOLIDATED BALANCE SHEETS
                           Unaudited
            March 31, 1996 and September 30, 1995

                            ASSETS

                                              3/31/96             9/30/95
Current assets:
    Cash and cash equivalents                $     32,600     $   372,836
    Accounts receivable - net                     260,593         532,861
    Inventory                                      96,753         100,930
    Prepaid expenses and other                    154,451          72,833

          Total current assets                    544,397       1,079,460

Property and equipment, at cost, net           12,187,476      12,202,751
Prepaid advertising credits and barter credits  7,356,401       7,394,948
Costs in excess of net assets acquired,
 less applicable amortization of $18,934 and
 $1,151 in fiscal 1996 and 1995, respectively   1,403,714       1,435,954
Deferred tax asset                                785,274         528,956
Non-current marketable equity securities              -               -
Accounts receivable                               184,000         184,000
Other assets, at cost, net                         34,308          64,036

 Total assets                                 $22,495,571     $22,890,105


The accompanying notes are an integral part of these financial statements



                      HEALTHTECH INTERNATIONAL, INC.
                       CONSOLIDATED BALANCE SHEETS
                                Unaudited
                 March 31, 1996 and September 30, 1995

                   LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  3/31/96         9/30/95

Current liabilities:
     Current portion of notes payable and
         capitalized lease obligations        $ 2,025,253     $ 3,869,299
     Accounts payable - trade                     305,540         437,742
     Accounts payable - related parties           109,526         302,343
     Accrued expenses - other                       8,642         261,019
     Deferred membership revenues                     -            47,886
     Other current liabilities                    208,814         138,010

          Total current liabilities             2,657,774       5,056,299

Notes payable and capitalized lease obligations,
      less current installments                   720,512         600,058

          Total  liabilities                    3,378,286       5,656,357

Shareholders' equity
Series D Convertible Preferred Stock, $.001
 par value, 10,000,000 shares authorized,
 21,200 shares issued and 19,200 shares
 outstanding                                           19              19

Common stock, $.001 par value, 500,000,000
 shares authorized, 4,204,157 and 782,286
 shares issued and outstanding for 1996 and
 1995, respectively                                 4,204           3,167

Additional paid-in capital                     27,312,882      24,630,838
Common stock subscribed                               -               418
Net unrealized loss on non-current marketable
 equity securities                               (625,000)       (625,000)
Accumulated deficit                            (7,574,820)     (6,775,694)

      Total shareholders' equity               19,117,285      17,233,748

Total liabilities and shareholders' equity    $22,495,571     $22,890,105


The accompanying notes are an integral part of these financial statements



                   HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS
                              Unaudited
            For the Periods ended March 31, 1996 and 1995


                                   Quarter    Year to    Quarter    Year to
                                     Ended       Date      Ended       Date
                                   3/31/96    3/31/96    3/31/95    3/31/95

Revenues, net of returns
 and refunds                    $1,204,101 $2,358,213  $ 138,063  $ 289,863

Costs and operating
 expenses:
Cost of sales                      321,856    618,031     41,030    139,885
Selling, general and
administrative                   1,074,807  2,217,869     85,397    203,173
Depreciation and
   Amortization                    138,006    276,189      2,260      4,520

     Total costs and
       operating expenses        1,534,669  3,112,089    128,687    347,578

Income (Loss) from operations     (330,568)  (753,876)     9,376    (57,715)

Other income (expenses):
Other Income                           -          -          -          -

Total other income                       0          0          0          0

Income (Loss) before income taxes
and extraordinary items           (330,568)  (753,876)     9,376    (57,715)

Benefit (provision) for
 income taxes                      112,393    256,318        -       14,191

Net Income (Loss) Before
  Extraordinary Item              (218,175)  (497,558)     9,376    (43,524)

Forgiveness of Debt                300,000    300,000        -          -

Net Income (Loss)                   81,825   (197,558)     9,376    (43,524)

Income (Loss) per Share
Net Income (Loss)                    $0.02     $(0.05)     $0.01     $(0.07)

Weighted average shares
 outstanding                     3,748,671   3,748,671   631,952    631,952


The accompanying notes are an integral part of these financial statements



                 HEALTHTECH INTERNATIONAL, INC.
              CONSOLIDATED STATEMENT OF CASH FLOWS
                          Unaudited
         For the Periods ended March 31, 1996 and 1995


                                                    3/31/96       3/31/95
Cash flows from operating activities:
Net loss                                          $(197,558)     $(43,524)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating
 activities:
   Depreciation and amortization                    462,142         4,520
   Issuance of common stock for consulting fees     290,536       239,801
   Issuance of common  stock for settlements and
     debt payments                                  134,053       250,000
Change in operating assets and liabilities:
   Increase(decrease)in deferred tax asset          256,318           -
   Increase(decrease)in accounts receivable        (322,268)       81,842
   Increase (decrease) in cash overdrafts               -         (49,551)
   (Increase) in prepaid expense and other          (81,618)      (49,900)
   (Increase) decrease in deposits                   (6,381)          -
   (Increase) decrease in inventory                   4,177       120,243
   Increase (decrease) in accounts payable         (132,203)     (119,746)
   Increase (decrease) in accrued expenses         (252,377)      (59,373)
   Increase(decrease)in other current
     liabilities                                     23,987      (166,307)
   Increase (decrease) in deferred member
     revenue                                        (47,886)          -
Net cash provided by (used in) operating
  activities                                        130,923      (291,995)

Cash flows from investing activities:
Costs in excess of net assets acquired                  -             -
Disposal (Acquisition) of property, plant and
 equipment                                              -          51,035
Net cash provided by  (used in) investing
  activities                                            -          51,035

Cash flow from financing activities:
Retirements and payments of long-term debt       (1,196,159)      (51,648)
Forgiveness of debt                                 300,000           -
Proceeds from long- term debt                           -             -
Issuance of common stock for cash                   425,000           -
Net cash provided by (used in) financing
 activities                                        (471,159)      (51,648)

Net increase (decrease) in cash                    (340,236)     (292,608)

Cash and cash equivalents at beginning of year      372,836       301,313

Cash and cash equivalents at end of year          $  32,600      $  8,705


Supplemental disclosure of cash flow information:

Cash paid for:
             Interest                            $   44,548           -
             Income tax                                 -             -

The accompanying notes are an integral part of these financial statements


                HEALTHTECH INTERNATIONAL, INC.
         CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                              Unaudited
               For the six months ended March 31, 1996

     Supplemental schedule of non-cash and financing activities:

Issuance of 281,268 shares of free-trading common stock
 (S-8) and 163,280 class A warrants for payment of
 salaries and services.                                       $  696,306


Issuance of 400,000 shares of restricted (R-144) common
stock and 400,000 shares of restricted (R-144) class A
warrants in partial settlement of current note payable to
Freeway 405, Inc.                                             $1,000,000

Issuance of 79,084 shares of restricted (R-144) common
stock in partial settlement of senior debentures              $  129,587

Issuance of 17,583 shares of restricted (R-144) common
stock and 17,583 restricted (R-144) class A warrants in
settlement of wholly owned subsidiary's current note
payable                                                       $   64,980

Issuance of 1,400 shares of restricted (R-144) common
stock and 790 restricted (R-144) class A warrants in
settlement of current accounts payable of the parent          $    6,466


The accompanying notes are an integral part of these financial statements


                   HEALTHTECH INTERNATIONAL, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        MARCH 31, 1996 AND 1995

NOTE 1.  BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

   Business Organization -
HealthTech International, Inc. (the Company), a Nevada corporation is a vertically integrated health and fitness organization. Currently HealthTech International, Inc. and its wholly owned subsidiaries, Results Sports and Fitness, Inc., IFM Investments, Inc. (d/b/a Results Midland), Results Riverbend, Inc., and Fitness Performance, Inc. (collectively, "the Company") develop and operate health and fitness clubs and market and sell fitness equipment.

   Per Share Information -
Primary income (loss) per common share has been computed based upon the weighted average number of common shares outstanding. Dilutive common stock equivalents are excluded from the calculation of loss per share as the effect would be antidilutive. The number of common shares utilized in the per share computations were 3,748,671 and 631,952 for March 31, 1996 and 1995, respectively.

   Accounting Estimates -
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The unaudited financial statements presented herein do, in the opinion of management, fairly represent the results of operations of the Company for the periods presented.

   Non-current Marketable Equity Securities -
Due to the restrictive nature of the marketable securities held by the Company, the total carrying value of $625,000 is reflected as an unrealized loss on non-current marketable equity securities as a separate component in shareholder's equity.

   Intangible Assets -
The purchase price in excess of the fair value of the net assets of the acquired entities is being amortized on a straight-line basis over the
period of expected benefit of forty years.   The rescission of the
USPORTmex, Inc. and USPORTex, Inc. (see note 2) recaptured the previously recorded amortization expense associated with these acquisitions which reduced expenses in the current quarter by $775. Additionally, costs in excess of net assets acquired was reduced by $124,051.

NOTE 2.  CHANGES IN SUBSIDIARIES BEING CONSOLIDATED

The consolidated financial statements presented for the quarters ended March 31, 1996 and 1995, included the results of operations of the Company and its wholly owned subsidiaries. The following indicates the subsidiaries which were consolidated for the appropriate periods:

      March 31, 1996                      March 31, 1995

      Results Sports & Fitness, Inc.      Healthcare USA, Inc.
      IFM Investments, Inc.               National Health Network, Inc.
      Results Riverbend, Inc.             Inch by Inch, Inc.
      Fitness Performance, Inc.

Due to a complete change in consolidated subsidiaries and their respective activities for each of the periods reported, the consolidated financial statements are not comparable between periods.

The Company formed a new subsidiary during the recently completed quarter, Results Riverbend, Inc. This subsidiary acquired 100% of the assets and 100% of the liabilities of the Riverbend Athletic Club from the Company in exchange for 100% of the issued and outstanding shares of Results Riverbend, Inc.

As reported in the prior Form 10-K and Form 10-Q, the Company announced the acquisition of USPORTmex, Inc. and USPORTex, Inc. through the issuance of R-144 common stock and shares of the Company's marketable equity securities. The total value of USPORTmex previously recorded as costs in excess of net assets acquired was $14,459 based on the value of the 2,833 shares of restricted units of the Company exchanged in the acquisition. The total value of USPORTex previously recorded as costs in excess of net assets acquired was $109,594 based on the value of 750,000 shares of the Company's marketable equity securities and 3,000 shares of restricted units of the Company which the Company exchanged in the acquisition. These acquisitions were rescinded by mutual agreement. All of the shares the Company exchanged in these acquisitions were returned to the Company and these two acquisitions are accounted for as though the transactions did not occur.

NOTE 3.  INCENTIVE COMPENSATION PLANS

The Company has an Incentive Compensation Plan which provides awards to officers, employees and consultants of the Company, who, individually or as a group, contribute in a substantial degree to the success of the Company. During the six months ended March 31, 1996, the Company issued 401,268 shares under this plan for a value of $1,129,306.

NOTE 4.  NOTES PAYABLE

The Company negotiated and received an additional extension on the note payable of IFM Investments through May 29, 1996. To obtain the extension, the Company paid $100,000 which was applied to the principle balance. The outstanding principle balance after this extension agreement dated March 22, 1996 was $866,159. On May 29, 1996 the principle payment due is approximately $849,237. The Company has a verbal commitment to extend the note an additional sixty days with the lender through an additional principle payment of $100,000.


NOTE 5.  RELATED PARTY TRANSACTIONS

During the quarter, Freeway 405, Inc., a corporation substantially controlled by the Chairman of the Company, elected to forego all of the interest accrued on the note payable of the Company for the first six months of the current fiscal year. This reduced expenses in the current quarter by $35,783, the amount accrued in the first quarter. At the same time, Freeway 405 forgave $300,000 of the principle. This debt forgiveness is presented as an extraordinary item in the income statement.

During the quarter, the Chairman of the Board and the President elected to forego all salary owed for the first six months of the current fiscal year. The accrual of this salary in the previous quarter was recaptured as a reduction of expenses in the current quarter. This reduced expenses in the current quarter by $112,500, the amount accrued in the first quarter.

The Company leases office space from Freeway 405 for its corporate administrative offices. Freeway 405, Inc. elected to forego all of the lease payments of the Company for the first six months of the current fiscal year. This reduced expenses in the current quarter by $15,195, the amount accrued in the first quarter.

NOTE 6.  SENIOR DEBENTURES

In February 1996, the Company negotiated a settlement on the remaining debentures. The settlement included the issuance of 79,084 restricted (R-144) shares of common stock and the payment of $229,000 in cash. At the balance sheet date, the remaining unpaid cash portion of the settlement was $54,000.

NOTE 7.  PREPAID ADVERTISING CREDITS

The Company has acquired deferred advertising and broadcast air-time credits, primarily in exchange for common stock, from related parties aggregating $7,300,000. The advertising and broadcast credits were recorded at net realizable value, based upon the seller's published rate cards at the date of acquisition or the historical founder's cost as it relates to related party transactions, whichever was lower. These credits have expirations ranging from 5 to 10 years from date of issuance of September 29, 1995, and January 1, 1994, respectively.

These credits can be traded for various goods and services and they can be assigned, sold or transferred. However, they are not recognized as currency in the United States although they can be traded as such. The credits will be amortized at the time the advertising is utilized or the exchange for goods or services received will be recorded at the lower of fair market value of the goods or services received.

Management also intends to enter into joint venture arrangements to market various products. It is their intention to market these products over various television/radio networks by utilizing a portion of these air-time credits. However, if management is not successful in implementing the above strategies to realize the recorded values of the credits and impairment of these assets are realized, the Company will realize a significant and material reduction in its overall equity. To date none of these air-time credits have been utilized.

NOTE 8.  CONTINGENCIES

The fourth extension on the IFM Investments note assumed in the Results Midland acquisition is due and payable on May 29, 1996 (see Note 4). The Company has been actively seeking to refinance this note through a different lender at more favorable terms.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Overview of HealthTech International, Inc.

HealthTech International, Inc., a vertically integrated health and fitness corporation, currently owns and operates three multi-amenity health and fitness clubs and one fitness equipment distribution company. Operating under the name "Results Sports and Fitness", its three health clubs are located in Tucson, Arizona, and in Midland and Fort Worth, Texas, respectively. Its distribution company, Fitness Performance Inc. offer management consulting and fitness equipment to health clubs and health related companies throughout the United States, Mexico, Europe and Asia. The management of the Company is headquartered in Mesa, Arizona where it oversees the operations and accounting of all its subsidiaries.

   HealthTech's Philosophy for Growth

HealthTech's current goal is to increase its health clubs operations through aggressive acquisitions of privately owned and often poorly managed health and fitness clubs in North America. Armed with a management team with extensive experience in owning and operating successful health and fitness clubs, HealthTech International Inc. is keenly postured for growth through consolidation in a notably fragmented health and fitness industry.

Understanding that health club clientele often rate cleanliness, the variety of activities and exercise equipment, and the availability to immediately use their desired work out equipment as the most desired factors within their health clubs, HealthTech has created a management and operating philosophy of establishing and running its clubs as
"Category Killers".   The Company's philosophy is to meet each of these
desired factors by renovating the space to accommodate and efficiently manage peak work-out traffic, equip each of its health clubs with a large amount of the most popular fitness equipment such as stair climbers, tread mills, and free weights, and maintain the appearance and aesthetics within each facility that is conducive for exercise and other activities. During the quarter, Results Riverbend continued the extensive renovations begun shortly after the club's acquisition which will transform the club into a "Mega" health and fitness facility.

   Results of Operations

The Company's philosophy is to provide growth and income to its shareholders by acquiring health and fitness clubs that are poorly managed and/or financially distressed that management believes still contain characteristics that, once implemented with HealthTech's management philosophy, will enable them to thrive, build their
membership base and begin to generate impressive income.   However, such
an implementation, which often involves renovations, additional equipment leasing and re-training existing staff, requires a period of twelve to eighteen months before the health club is fully "turned around". Each of the three health and fitness clubs acquired by the Company during the past twelve months is undergoing this phase-in period.

The Company experienced a change in operational management during the recently completed quarter. Bill Hower left the Company due to disagreements with senior management on operational and reporting issues. His position was ably filled by the appointment of Mr. Perry Dusch, a Director of the Company, as Director of Health & Fitness Operations.

The Chairman and the President, in order to reduce operating expenses for the six months ended March 31, 1996, elected to forego all salary accrued to them for the six month period (see Note 5). Freeway 405 is a major shareholder of the Company. Freeway 405 granted the Company rent-free use of the office space leased by the Company for its corporate office for the six month period ended March 31, 1996 (see Note 5). Freeway 405 elected to forego all interest accrued on the note owed by the Company for the six month period ended March 31, 1996 (see Note 5). These items reduced operating expenses for the six month period ended March 31, 1996 a total of $163,478.

During the quarter ended March 31, 1996, the Company benefited from the partial forgiveness of its current note payable to Freeway 405, Inc. (see Note 5). This forgiveness of debt allowed the Company to convert its loss on operations into a modest gain after the extraordinary item.

   Liquidity and Capital Resources

The Company's current obligations continue to be in the form of notes payable on existing debt on its buildings and property as well as monthly payments on capitalized lease obligations on fitness and other equipment utilized at its three health clubs. The Company is actively seeking to refinance the current debt at more favorable terms. On May 29, 1996 the fourth extension on the IFM Investments note assumed in the acquisition of the Results Midland club is due and payable (see Note 8). The Company has a verbal commitment to extend this note an additional sixty days. The terms of the fifth extension would be the same as the prior four; payment of an additional $100,000 applied towards the principle of the note. Additionally, the Company has verbal commitments to refinance this note which would provide more favorable terms and additional operating capital. However, the Company has no assurance that such financing can be secured prior to May 29, 1996. Although the Company's year-to-date operating expenses exceeded its revenues, a pursuant to the Company's existing employee stock incentive benefit plan.

The Company has paid a substantial amount of cash (approximately $220,000.00) in the six months ended March 31, 1996 for the settlement and retirement of its outstanding asset backed debenture notes issued in September 1994. The Company paid an additional $350,000 towards principle to extend the note on the Results - Midland club in the seven months ended March 31, 1996. Despite these material cash disbursements of over $570,000, it is the opinion of management that the Company will continue to meet its current cash obligations during the fiscal year. However, the Company is not certain whether it will have sufficient capital in the ensuing months to meet its current cash requirements should the Company fail to refinance the note payable on Results - Midland which has been extended until May 29, 1996.

During the quarter ended March 31, 1996 the Company issued stock purchase options to various consultants which were exercised in the aggregate amount of $425,000. These consultants have been hired to assist the Company in the following areas:
   A. To provide advice and to consult on furthering the Company's growth by introducing investors with significant risk capital;
   B. To assist in enhancing Client's financial public relations communications;
   C. To provide advice and expertise to the Company and introduce to Company to mergers and acquisition candidates.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities

On March 6, 1996 the Company extended the expiration date of the Company's class A warrants to June 30, 1996.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Exhibit No.		Description

1.01		Consulting agreement between Brennan, Dyer & Company
            and the Registrant dated 12/27/95

1.02  Consulting agreement between Barretto Pacific Corporation and the Registrant dated 1/26/96



Exhibit number 1.01

                         CONSULTING AGREEMENT

This Consulting Agreement (" Agreement") is made effective this 27th day December, 1995, by and between Brennan, Dyer & Company located at 735 Broad Street, #200, Chattanooga, TN, 37402 ("Consultant"),and HealthTech International, Inc., a Nevada Corporation, with its principal place of business at 1237 South Val Vista Drive, Mesa, Arizona. ("Client").

PREMISES

WHEREAS, Client desires to retain Consultant to provide advice and to consult with Client's management concerning its growth strategy and its financial public relations communication obligation, and to advise on matters concerning Client's recent adverse press exposure.

WHEREAS, Client desires to retain Consultant to perform these services on a continual basis.

AGREEMENT

NOW, THEREFORE, in consideration of the mutual promises, covenants and agreement contained herein, and for other good and valuable consideration, the receipt and adequacy of which is expressly acknowledged, Client and Consultant agree as follows:

1.	Engagement of Consultant.
Client hereby retains Consultant to continue to assist Client in the following areas:
   A. To provide advice and to consult on furthering Client's growth by introducing investors with significant risk capital;
   B. To assist in enhancing Client's financial public relations communication;
   C. To provide advice and expertise to Client and introduce Client to mergers and acquisition candidates.

All of the foregoing services collectively are referred to herein as the "Consulting Services".

2.	Compensation.
Client shall pay Consultant by allowing Consultant to purchase an option to buy Client's common stock. The right to buy said option or options shall be deemed as the consideration for which Consultant shall perform the Consulting Services. Consultant is fully aware and understands that the value of Consultant's compensation as defined by this Agreement is variable and may be altered by natural market forces of Client's free trading stock. Consultant shall have the following options available to him:


   Option A

Consultant shall be accorded the right to purchase one indivisible allotment of TWENTY-FIVE THOUSAND (25,000) free trading units registered pursuant to an S-8 or similar registration statement, for the price of three dollars and fifty cents ($3.50) per unit and an additional TWENTY-FIVE THOUSAND (25,000) free trading units for the price of six dollars ($6.00) per unit. Consultant shall not be allowed to exercise any fractional amount of any 25,000 allotment. Consultant shall have the right to exercise the first allotment of 25,000 until the close of the NASDAQ trading market on March 27, 1996 and the second allotment of 25,000 until the close of the NASDAQ trading market on May 27, 1996. The first Option to purchase the 25,000 allotment shall expire if unexercised at 4:30 p.m. E.S.T. on March 27, 1996 and the second Option to purchase the 25,000 allotment shall expire if unexercised at 4:30 p.m. E.S.T. on May 27, 1996. Upon notice of impending delivery of the certified funds to exercise the two indivisible allotments, Client shall cause to be issued those free trading shares in amounts commensurate with the number of allotments so exercised and shall simultaneously exchange said free trading units for certified funds at Client's office in Mesa, Arizona or at any other mutually agreed upon location.

Client may provide periodic bonuses to Consultant commensurate with Consultant's diligence and performance.

3.	Term of Agreement, Extensions and Renewals.
This Consulting Agreement and Consultant's obligation to continue providing Consulting Services, as defined herein, shall remain in full force and effect until April 26, 1996. Client shall retain the exclusive right to determine in its judgment whether any extension or renewal shall be granted to Consultant.

4.	Termination of Agreement by the Client.
Despite anything to the contrary contained in this Agreement hereunder, Client may terminate this Agreement and Consultant's consulting arrangement if any of the following events occur.
      A.  Breach of Consultant's Duties.
Client can terminate this Agreement if in the judgment of a third party, disinterested and duly elected Mediator, Consultant's actions or conduct would make it unreasonable to require Client to retain Consultant. Said Mediator shall have been elected by mutual agreement of both Client and Consultant. Such acts include, but are not limited to, dishonesty, illegal activities, activities harmful to the reputation of the Client, and/or activities which create civil or criminal liability for the Client.
      B.  Sale of Clients Assets.
The sale of substantially all of Client's assets to a single purchaser or group of associated purchasers.

5.	Non-Disclosure of Confidential Information.
In consideration for the Client entering into this Agreement, Consultant agrees that the following items used in the Client's business are secret, confidential, unique, and valuable, were developed by Client at great cost and over a long period of time, and disclosure of any of the items to anyone other than Client's officers, agents, or authorized employees will cause Client irreparable injury.
   A. Non public financial information, accounting information, plans of operation, possible mergers or acquisitions prior to the public announcement;
   B. Customer lists, call lists, and other confidential customer data;
   C. Memoranda, notes, records concerning the technical processes conducted by Client;
   D. Sketches, plans, drawings and other confidential research and development data.

6.	Due Diligence.
Client shall supply and deliver to Consultant all information relating to its business, as may be reasonably requested by Consultant, to enable Consultant to make such investigation of Client and its business prospects. Client shall also make available to Consultant names, addresses, and telephone numbers as Consultant may need to verify or substantiate any such information provided.

7.	Best Efforts Basis.
Consultant agrees that he will at all times faithfully and to the best of his experience, ability and talents, perform all the duties that may be required of and from Consultant pursuant to the terms of this Agreement. Consultant does not guarantee that his efforts will have any impact on Client's business or that any subsequent financial improvement will result from of Consultant's efforts.

8.	Client's Right to Approve Consultant's Actions.
Client expressly retains the right to approve, in its sole discretion, each and every transaction entered into by Consultant that involves Client as a party. Consultant and Client mutually agree that Consultant is not authorized to enter into agreements on behalf of Client.

9.  Client Under No Duty or Obligation to Accept or Close on Any
   Transactions.
It is mutually understood and agreed that Client is not obligated to accept or close any promotional proposal, acquisition, or merger transactions submitted by Consultant.

10.	Costs and Expenses.

Consultant shall be responsible for all out-of pocket expenses, travel expenses, third party expenses, filing fees, copy and mailing expenses that Consultant may incur in performing Consulting Services under this Agreement.

11.	Representations and Warranties of Consultant.
Consultant hereby represents and warrants to Client that:
    A. Prior Experience. Consultant has extensive experience in the areas of the services he is to perform hereunder and has performed the services contemplated by this Agreement.
    B. Information. No representation or warranty contained herein, nor a statement in any document, certificate or schedule furnished or to be furnished pursuant to this Agreement by Consultant, or in connection with the transaction contemplated hereby, contains or contained any untrue statement of material fact.
    C. Inside Information Securities Laws Violations. In the course of the performance of his duties, Consultant may become aware of information which may be considered "inside information" within the meaning of the Federal Securities laws, rules, and regulations. Consultant acknowledges that his use of such information to purchase or sell securities of Client, or its affiliates, or to transmit such information to any other party with a view to buy, sell, or otherwise deal in Client's securities is prohibited by law and would constitute a breach of this Agreement and notwithstanding the provisions of this Agreement, will result in the immediate termination of the Agreement.
    D. Prior Consent to Marketing Publications. Consultant agrees to provide Client with a facsimile copy or original transcript of any publication, writing, sound recording or any other media type (collectively referred to herein as "Media") created by Consultant or any agent or assign of Consultant, where such Media is intended to be used for marketing of Client or Client's business. Consultant shall provide and seek Client's approval on the use of any such Media prior to disseminating Media to any third parties.

12.	Consultant is Not an Agent or Employee.
Consultant's obligations under this Agreement consist solely of the Consulting Services described herein. In no event shall Consultant be considered to act as the agent of Client or otherwise represent or bind Client. For purposes of this Agreement, Consultant is an independent contractor. All final decisions with respect to acts of Client or its affiliates, whether or not made pursuant to or in reliance on information or advice furnished by Consultant hereunder, shall be those of Client or such ad by Client as a consequence of such action or decisions.

13.	Miscellaneous.
    A.  Authority.
        The execution and performance of this Agreement has been duly authorized by all requisite corporate action. This Agreement constitutes a valid and binding obligation of the parties hereto.
	   B.  Amendment.
        This Agreement may be amended or modified at any time and in any manner but only by an instrument in writing executed by the parties hereto.
	   C.  Waiver.
        All the rights and remedies of either party under this Agreement are cumulative and not exclusive of any other rights and remedies provided bylaw. No delay or failure on the part of either party in the exercise of any right or remedy arising from a breach of this Agreement shall operate as a waiver of any subsequent right or remedy arising from a subsequent breach of this Agreement. The consent of any party where required hereunder to any act or occurrence shall not be deemed to be a consent to any other act or occurrence.
	   D.  Assignment:
        Either party to this Agreement may assign any right or obligation created by it without the prior written consent of the other;
	   E.  Notices.
        Any notice or other communication required or permitted by this Agreement must be in writing and shall be deemed to be properly given when delivered in person to an officer of the other party, when deposited in the United States mails for transmittal by certified or registered mail, postage prepaid, or when deposited with a public telegraph company for transmittal or when sent by facsimile transmission, charges prepared provided that the communication is addressed:
(i)In the case of Client to:         (ii)In the case of Consultant, to:

HealthTech International, Inc.          Brennan, Dyer & Company
1237 South Val Vista Drive              735 Broad Street, Suite 200
Mesa, Arizona  85204                    Chattanooga, TN  37402

or to such other person or address designated by the parties to receive notice.

    F.  Headings and Captions.
        The headings of paragraphs are included solely for convenience. If a conflict exists between any heading and the text of this Agreement, the text shall control.

   	G.  Entire Agreement.
        This instrument and the exhibits to this instrument contain the entire Agreement between the parties with respect to the transaction contemplated by the Agreement. It may be executed in any number of counterparts but the aggregate of the counterparts together constitute only one and the same instrument.

   	H.  Effect of Partial Invalidity.
        In the event that any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Agreement, but this Agreement shall be constructed as if it never contained any such invalid, illegal or unenforceable provisions.

    I.  Controlling Law.
        The validity, interpretation, and performance of this Agreement shall be controlled by and construed under the laws of the State of Arizona. Any legal action brought hereunder shall be properly commenced and venue shall lie only in a state or federal court of competent jurisdiction in Maricopa County, Arizona.

   	J.  Attorney's Fees.
        If any action at law or in equity, including an action for declaratory relief, is brought to enforce or interpret the provisions of this Agreement, the prevailing party shall be entitled to recover actual attorney's fees from the other party. The attorney's fees may be ordered by the court in the trial of any action described in this paragraph or may be enforced in a separate action brought for determining attorney's fees.

    K.  Time is of the Essence.
        Time is of the essence for each and every provision hereof this Agreement and of each and every provision of this Agreement.

   	L.  Mutual Cooperation.
        The parties hereto shall cooperate with each other to achieve the purpose of this Agreement and shall execute such other and further documents and take such other and further actions as may be necessary or convenient to effect the transactions described herein.

   	M.  Further Actions.
        At any time and from time to time, each party agrees, at its or their expense, to take actions and to execute and deliver documents as may be reasonably necessary to effectuate the purposes of this Agreement.

   	N.  Indemnification.
        Client and Consultant agree to indemnify, defend and hold each other harmless from and against all demands, claims, actions, losses, damages, liabilities, costs and expenses, including without limitation, interest, penalties and attorneys' fees and expenses asserted against or imposed or incurred by either party by reason of or resulting from a breach of any representation, warranty, covenant condition or agreement of the other party to this Agreement.

   	0.  No Third Party Beneficiary.
        Nothing in this Agreement, expressed or implied, is intended to confer upon any person, other than the parties hereto and their successors, any rights or remedies under or by reason of this Agreement, unless this Agreement specifically states such intent.

   	P.  Facsimile Counterparts.
        If a party signs this Agreement and transmits an electronic facsimile of the signature page to the other party, the party who receives the transmission may rely upon the electronic facsimile as a signed original of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Consulting
Agreement.
DATED this 27th day of December, 1995.

[Client]
HEALTHTECH INTERNATIONAL, INC.

By: /s/Gordon Hall
Name:	Gordon Hall
Title:  Chairman of the Board


[Consultant]
BRENNAN, DYER & COMPANY

By:  /s/James Brennan III
Name:	James Brennan
Title:  Partner



Exhibit number 1.02

HealthTech International, Inc.
1237 S. Val Vista Dr.
Mesa, AZ 85204

Mr. Landon Barretto
Barretto Pacific Corporation
1111 Third Ave. Tower, 25th Fl.
Seattle, WA 98101                   January 25, 1996

Dear Mr. Barretto:

This letter agreement (the "Agreement") will confirm the terms and conditions of your engagement by HealthTech International, Inc. (the "Company"), for the purpose of disseminating information regarding the Company, its business and affairs, to members of the public in the United States of America with a view to encouraging investment in the Company and its securities.

We agree, each with the other, as follows:

1. The term of this Agreement shall be six months commencing on February 1, 1996 and expiring on July 31, 1996 (the "Term"). The term may be extended for such periods of time and upon such terms and conditions as may be mutually agreed upon, in writing, by the parties, and may be canceled in writing by either party at the conclusion of the second month of the term.

2. In consideration of the fee and the covenants herein contained, you shall provide services (the "Services") to the Company which shall consist of the following:

    (a) The dissemination of information which we provide to you about the Company, its business and affairs, in the United States of America in jurisdictions where the company's securities are recognized for manual exemption in Standard & Poors Corporation Manual and in other exempt jurisdictions as well as dissemination through print and electronic media outlets, as well as to your existing base of clients and business associations.

(b) Communication on an ongoing basis with members of the brokerage and investment community in jurisdictions within the United States of America where the company's securities are recognized for manual exemption in Standard & Poors Corporation Manual and other exempt jurisdictions, directing any such persons to registered brokers and dealers (including those specifically referred by the Company). Anything to the contrary herein not withstanding, it is agreed that your services will not include any services that constitute the rendering of legal opinions or performance of services in the ordinary purview of a registered broker or dealer.

(c) Providing the Company bi-weekly with a written record of the results in consequence of your efforts hereunder the preceding two week period.

(d) Providing introductions to brokerages, fund managers, trust companies, media personnel and other investment professionals who are likely to have interest in the Company's business and affairs.

3. You shall receive as your full compensation for your services as an independent contractor hereunder a fee of $72,000 (Seventy Two Thousand Dollars) in cash or cash equivalents which sum shall be payable on the following dates indicated below. You will invoice the company for each payment three business days prior to each due date. If the Company chooses to pay the fee through the issuance of its common stock, the amount issued will be based in the bid price of the Company's common stock one day prior to the due date of each payment.

      Date                                 Amount
February 1, 1996                          $12,000
March    1, 1996                           12,000
April    1, 1996                           12,000
May      1, 1996                           12,000
June     1, 1996                           12,000
July     1, 1996                           12,000

                                    Total:$72,000


4. The fee payable to you hereunder shall be your sole entitlement against the Company for compensation for services rendered hereunder, with the exception of an incentive bonus payable to Landon Barretto as outlined in "Addendum A", and you shall not be entitled to claim recompense for any of the expenses, out of pocket or otherwise, that you may incur in the course of carrying out your duties hereunder. Without limiting the generality of the foregoing, the Company agrees that your services hereunder are not intended to include the printing and mailing of any documentary material on behalf of the Company and that any expenses that you may incur in that respect, with our authority, shall be separately compensated by the Company.

5. You shall only engage in promotion of the Company regarding its business and affairs. The Company reserves the right to contract other firms to provide similar services and expressly acknowledges that, subject to the following proviso, you shall be entitled to provide similar services as provided hereunder to other public companies. PROVIDED that is expressly agreed that in no event shall you represent a public company during the term which is engaged in the business of acquiring and operating health club operations throughout North America.

6. All payments hereunder will be made to your company as an independent contractor, and your firm will be solely responsible for federal, state, and city tax filings and remittances;

7. You represent and warrant that the services will be performed in a competent and efficient manner and that they will at all times be performed in compliance with all applicable laws and legal requirements.

8. You shall use your bona fide efforts to promote the interests of the Company and shall, during the term of the Agreement, devote as much time, attention and ability to the promotion of the business of the Company as is necessary to provide effective promotion of the Company and its affairs;

9. You are not hereby created an agent of the Company, and will have no authority, express or implied, to commit or otherwise obligate the Company in any manner whatsoever except to the extent specifically provided herein or to the extent expressly authorized by the Company;

10. Notwithstanding anything herein to the contrary, it is acknowledged and agreed that the relationship between us is not and will not become that of employer-employee, joint ventures nor partnership and, furthermore, that the relationship that exists between us is solely that of independent contractors;

11. You shall not, either during the term or the Agreement or at any time thereafter, directly or indirectly, divulge, publish or disclose any information regarding the affairs or business of the company or its affiliates other than that which is expressly authorized and provided by the Company without the prior consent of the Company, and you shall not use for your own purposes, or any purposes other than those of the Company, any information you may acquire with respect to its affairs, business, or projects. Upon the termination of this Agreement for any reason, you shall promptly deliver all documents and other promotional aids, correspondence and, contracts and all such documents and other property shall be delivered in accordance with the direction of the Company;

12. The Company hereby represents that the information as to its capital structure and business affairs as set forth in its 1995 corporate profile and SEC filings are accurate and complete.

13. Any notice required or permitted to be gives by this Agreement shall be in writing and may be given by personal delivery or postage prepaid, registered or certified mail. Such notices shall be addressed to the receiving party at our respective addresses set forth above or at such other addresses as either of us may, by notice, designate. Notices personally given shall be deemed to be given as of the date of delivery and mailed notices shall be deemed to be given as of the date of actual receipt.

14. This Agreement shall inure to the benefit of and be binding upon the parties hereto and their respective successors and permitted assigns, as the case may be.

15. Each provision and paragraph of this Agreement is declared to constitute a separate and distinct covenant and to be severable from all other such separate and distinct covenants under this Agreement. If any covenant or provision herein contained is determined to be void or unenforceable, in whole or in part, such determination shall not affect or impair the validity or enforceability of any other covenant or provision contained in this Agreement and the remaining provisions of this Agreement shall be valid and enforceable to the fullest extent provided by law;

16.  This Agreement may not be assigned;

17.  This Agreement replaces, supersedes, and cancels all prior
Agreements, representations, and understandings between the Company and yourselves in respect of the subject matter of this Agreement;

18. The provisions of this Agreement and the relationship between the parties shall be construed in accordance with and governed by the laws of the State of Arizona. The parties hereby attorn to the jurisdiction of the courts of the State of Arizona.

19. No amendment or waiver of any provision of this Agreement shall be binding upon a party unless made in writing and signed by such party;

20. The parties will execute and deliver all such further documents and instruments and do all such further acts and things as may be required to carry out the full intent and meaning of this Agreement.

If the foregoing meets your approval, please sign a copy of this letter agreement and return a copy thereof to us.



Yours truly,                                    Agreed to by:



/s/Gordon Hall                                  /s/ Landon Barretto
Gordon Hall	                                    Landon Barretto
Chairman & CEO                                  President & CEO


- -Addendum A-

	The following schedule provides Landon Barretto (herein referred to as "Consultant") the opportunity to purchase shares of the Company's common stock through the exercise of options. The right to purchase the Company's common stock through the exercise of the options shall be deemed as "bonus" compensation for services rendered to the Company by Barretto Pacific Corporation of which Landon Barretto is the President.

	Consultant is fully aware and understands that the value of the compensation as defined in this Agreement is variable and may be altered by natural market forces of the Company's free trading stock.
Consultant enters into said Agreement with the expectation that Barretto Pacific Corporation's services rendered to the Company may have a positive impact on the overall market value of the Company's stock and that such an arrangement is acceptable. The following options and time period available for exercise thereof are as follows:

	Option A: Consultant shall be accorded the right to purchase an indivisible block of Twenty Five Thousand (25,000) Shares of the Company's free trading stock, registered pursuant to an S-8 or similar registration statement, for the price of Four Dollars ($4.00) per share. Consultant shall have the right to exercise this option to buy 25,000 free trading shares as a single block transaction and shall not be allowed to exercise any fractional amount less than the total of 25,000 shares. Consultant shall have the right to exercise this Option A until the close of the NASDAQ stock market on February 21, 1996. Option A shall expire if unexercised at 4:30 PM EST on February 21, 1996. Upon notice in writing by Consultant to the Company of impending delivery of ONE HUNDRED THOUSDAND DOLLARS ($100,000), for the purchase of the 25,000 shares, the Company shall cause to be issued through its registered transfer agent, the free trading shares and simultaneously exchange the shares for certified funds through the facility of the Company's registered Transfer Agent.

	Option B: Consultant shall be accorded the right to purchase an indivisible block of Twenty Five Thousand (25,000) Shares of the Company's free trading stock, registered pursuant to an S-8 or similar registration statement, for the price of Four Dollars and Fifty Cents ($4.50) per share. Consultant shall have the right to exercise this option to buy 25,000 free trading shares Consultant shall have the right to exercise this Option B until the close of the NASDAQ stock market on February 28, 1996. Option B shall expire if unexercised as 4:30PM EST on February 28, 1996. Upon notice in writing by the Consultant to the Company of impending delivery of ONE HUNDRED TWELVE THOUSAND FIVE HUNDRED DOLLARS ($112,500), for the purchase of the 25,000 shares, the Company shall cause to be issued through its registered transfer agent, the free trading shares and simultaneously exchange the shares for certified funds through the facility of the Company's registered Transfer Agent.

	Option C: Consultant shall be accorded the right to purchase an indivisible block of Twenty Five Thousand (25,000) Shares of the Company's free trading stock, registered pursuant to an S-8 or similar registration statement, for the price of Five Dollars ($5.00) per share. Consultant shall have the right to exercise this option to buy 25,000 free trading shares as a single block transaction and shall not be allowed to exercise any fractional amount less than the total 25,000 shares. Consultant shall have the right to exercise this Option B until the close of the NASDAQ stock market on March 13, 1996. Option C shall expire if unexercised by 4:30 PM EST on March 13, 1996. Upon notice in writing by Consultant to the Company of impending delivery of ONE HUNDRED TWENTY FIVE THOUSAND DILLARS ($125,000) for the purchase of 25,000 shares, the Company shall cause to be issued through its registered transfer agent, the free trading shares and simultaneously exchange the shares for certified funds through the facility of the Company's registered Transfer Agent.

	Option D: Consultant shall be accorded the right to purchase an indivisible block of Twenty Five Thousand (25,000) Shares of the Company's free trading stock, registered pursuant to an S-8 or similar registration statement, for the price of Five Dollars and Fifty Cents ($5.50) per share. Consultant shall have the right to exercise this option to buy 25,000 shares of free trading shares as a single block transaction and shall not be allowed to exercise any fractional amount less than the total of 25,000 shares. Consultant shall have the right to exercise this Option D until the close of the NASDAQ stock market on March 20, 1996. Option D shall expire if unexercised at 4:30 PM EST on March 20, 1996. Upon notice in writing by Consultant to the Company of impending delivery of ONE HUNDRED THIRTY SEVEN THOUSAND FIVE HUNDRED DOLLARS ($137,500) for the purchase of 25,000 shares, the Company shall cause to be issued through its registered transfer agent, the free trading shares and simultaneously exchange the shares for certified funds through the facility of the Company's registered Transfer Agent.


	Option E: Consultant shall be accorded the right to purchase an indivisible block of Twenty Five Thousand (25,000) Shares of free trading stock, registered pursuant to an S-8 or similar registration statement, for the price of Six Dollars ($6.00) per share. Consultant shall have the right to exercise this option to buy 25,000 free trading shares as a single block transaction and shall not be allowed to exercise any fractional amount less than the total 25,000 shares.
Consultant shall have the right to exercise this Option E until the close of the NASDAQ stock market on April 24, 1996. Option E shall expire if unexercised at 4:30 PM EST on April 24, 1996. Upon notice in writing by Consultant to the Company of impending delivery of ONE
HUNDRED FIFTY THOUSAND DOLLARS ($150,000) for the purchase of 25,000 shares, the Company shall cause to be issued through its registered transfer agent, the free trading shares and simultaneously exchange the shares for certified funds through the facility of the Company's registered Transfer Agent.



Option F: Consultant shall be accorded the right to purchase an indivisible block of Twenty Five Thousand (25,000) Shares of free trading stock, registered pursuant to an S-8 or similar registration statement, for the price of Six Dollars AND Fifty Cents ($6.50) per share. Consultant shall have the right to exercise this option to buy 25,000 free trading shares as a single block transaction and shall not be allowed to exercise any fractional amount less than the total 25,000 shares. Consultant shall have shall expire if unexercised at 4:30 PM EST on May 10, 1996. Upon notice in writing by Consultant to the Company of impending delivery of ONE HUNDRED SIXTY TWO THOUSAND DOLLARS ($162,000) for the purchase of 25,000 shares, the Company shall cause to be issued through its registered transfer agent, the free trading shares and simultaneously exchange the shares for certified funds through the facility of the Company's registered Transfer Agent.

Right to Exercise: Consultant shall retain the right to exercise any of the aforementioned options at any time prior to their respective expirations. The Company and Consultant will enter into an additional agreement with respect to this options agreement for the purpose of allowing the Company's transfer agent and Consultant's designated stock brokerage firm, to effectuate the options transactions. Said agreement will be in a format acceptable to both the Company's transfer agent and Consultant's stock brokerage firm.

Agreed to by:                       Agreed to by:
/s/Landon Barretto                  /s/Gordon Hall
Landon Barretto                     Gordon Hall
                                    HealthTech International, Inc.

Signatures

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTECH INTERNATIONAL, INC.





Date:  May 17, 1996                 /s/ Gordon L. Hall
                                    Gordon L. Hall
                                    Chairman of the Board of Directors

Date:  May 17, 1996                 /s/ Timothy Williams
                                    Timothy Williams
                                    President and Director

Date:	 May 17, 1996                 /s/ Perry Dusch
                                    Perry Dusch
                                    Director



28