Form 10-Q/A
period 1996-03-31
HEALTHTECH INTERNATIONAL INC
filed 1996-06-24
CIK 876889

[LEGEND]
The schedule contains summary financial information extracted from Form 10-Q for the quarter ended March 31, 1996, and is qualified in its entirety by reference to such financial statements.
[/LEGEND]

[PERIOD-TYPE]                   6-MOS
[FISCAL-YEAR-END]                          SEP-30-1996
[PERIOD-END]                               MAR-31-1996
[CASH]                                          32,600
[SECURITIES]                                         0
[RECEIVABLES]                                  260,593
[ALLOWANCES]                                         0
[INVENTORY]                                     96,753
[CURRENT-ASSETS]                               544,397
[PP&E]                                      12,630,684
[DEPRECIATION]                                 443,208
[TOTAL-ASSETS]                              22,495,571
[CURRENT-LIABILITIES]                        2,657,774
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                         19
[COMMON]                                         4,204
[OTHER-SE]                                           0
[TOTAL-LIABILITY-AND-EQUITY]                22,495,571
[SALES]                                      2,358,213
[TOTAL-REVENUES]                             2,358,213
[CGS]                                          618,031
[TOTAL-COSTS]                                3,112,089
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              44,548
[INCOME-PRETAX]                              (753,876)
[INCOME-TAX]                                 (256,318)
[INCOME-CONTINUING]                          (497,558)
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                300,000
[CHANGES]                                            0
[NET-INCOME]                                 (197,558)
[EPS-PRIMARY]                                    (.05)
[EPS-DILUTED]                                    (.05)