Form 10-Q/A
period 1996-06-30
HEALTHTECH INTERNATIONAL INC
filed 1996-12-10
CIK 876889

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                     FORM 10-Q/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
As of June 30, 1996, Registrant has a total of 4,843,424 common stock and
3,616,239 class A warrants outstanding.


Signatures

Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					HEALTHTECH INTERNATIONAL, INC.






		Date:  August 28, 1996		/s/ Gordon L. Hall
                        						Gordon L. Hall
					                        	Chairman of the Board of Directors


		Date:  August 28, 1996		/s/ Timothy Williams
                        						Timothy Williams
                          				President and Director


		Date: August 28, 1996		/s/ Perry Dusch
                       						Perry Dusch
                        					Director