Form 10-K
period 1996-09-30
HEALTHTECH INTERNATIONAL INC
filed 1997-02-14
CIK 876889

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended September 30, 1996

Commission file number: 0-20654

                         HEALTHTECH INTERNATIONAL, INC.

State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)

     Nevada                                                      36-3797495

                         HEALTHTECH INTERNATIONAL, INC.
                           1237 South Val Vista Drive
                              Mesa, Arizona 85204
                                  602-396-0660

Securities registered pursuant to section 12(g) of the Act:

Common Stock
Class A Common Stock Purchase Warrants

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of December 31, 1996

Title                                                        Outstanding

Common Stock                                                 7,337,588
Class A Common Stock Purchase Warrants                       5,965,007


                      DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not Applicable.

Total number of sequentially numbered pages in this report 145. The Exhibit Index begins on Page 51.

Part I

Item 1. Business.
(general development of business)

HEALTHTECH INTERNATIONAL, INC., ("HealthTech," the "Company" or the "Registrant") is a leading investor owned health care company. HealthTech owns, operates and develops health care, wellness and fitness centers, for its own account, which include state-of-the-art sports exercise facilities, advanced sports training, primary medical and chiropractic care, advanced diagnostic testing and therapeutic and post surgical rehabilitation. In addition the company manufactures and markets health equipment and accessories and is a management and consulting company to the fitness and health care industries (collectively referred to as the "Core" business). The Company operates its health clubs through individual wholly owned subsidiaries under the name "Results Sports and Fitness." In December 1994, a new management team assumed control of the Company and redirected its focus to become a vertically integrated health care holding company. On February 8, 1995 the Company moved its domicile for incorporation to the State of Nevada and in October 1995 the Company changed to its present name from "USA Health Technologies, Inc." (under which name the company was incorporated in Colorado in 1990). In the first quarter of fiscal 1995 the Company's stock traded on the NASDAQ ( National Association of Securities Dealers Automated Quotation System) A small cap market under the symbol "Club," effective January 10, 1996 the Company's symbol was changed to "GYMM" (for its common stock) and "GYMMW" (for its warrants). In fiscal year 1995, the new management team divested certain businesses which were identified as not having the necessary potential to complement and enhance the Core line of business. These divestitures included sales of certain subsidiaries which had: (i) interests and rights to make and sell a dual wheel drive mountain sport bicycle (2 BI 2, L.P., (a Texas limited partnership); (ii) interest to manufacture, market and sell the a line of computerized machines, the "Evaluator" used in physical therapy and occupational evaluation therapy (sale of Healthcare USA, Inc.); and, (iii) interests in manufacturing, marketing and selling a proprietary line of motorized therapeutic beds used for rehabilitation (sale of Inch by Inch, International, Ltd.). The effect of the fiscal 1995 divestitures was to create capital for the Company's growth and reduction of debt in fiscal 1996 as well as allowing management to focus on more profitable operations. In March of fiscal 1996 HealthTech paid debentures (approximately $500,000 in Company debt) which were due in September 1995 for a payment of $229,000.00 cash and $240,000.00 in restricted (under Rule-144) Company stock valued at market price at the time of payment. Also based upon the stock price at the time of the transaction and subsequent to fiscal 1996, the Company exchanged 2.7 million shares of restricted (under Rule-144) Company stock for the cancellation of a $500,000 note payable to FWY 405, Inc.

In addition to paying off or down debt, the Company also restructured the debt on some of its facilities from short term loans to longer term financing at more favorable market rates. The 87,000 square foot Midland facility was refinanced at an interest of two percentage points over the banks prime rate. The fee for the refinancing was one point. Before the refinancing, the Midland facility had short term financing that required $100,000 principal payments every 60 days to keep the loan current. The short loan on the 56,000 sq. ft. Fort Worth facility was also re-negotiated such that half the existing short term loan was converted to long-term debt at nine and one-half percent interest rate. Prior to putting the long-term financing in place the loan on the Fort Worth facility was due October 4, 1996. To further increase cash flow, in October of 1996 the Company entered into an agreement with its Chairman and President whereby each would forego their base compensation and where possible each agreed to be compensated for performance on a commission basis for expansion and acquisition deals the Company completes. The Board of Directors approved the commissions structure as compensation for services rendered in the course of their duties and because the plan was based upon reasonable management incentives to expand and grow the Company's operations as well as an incentive for the key executives to remain with the Company and provide continuity and management expertise necessary for successful operations.


Company Structure / Strategy / Competition

Management's experience is that health club clientele rate cleanliness, the variety of activities and exercise equipment, and the availability to immediately use their desired work out equipment as the most desired factors within their health club or when choosing a new club. HealthTech's operating philosophy potential facilities that do not meet the customers needs and expectations are renovated to accommodate and efficiently manage peak work-out traffic, equipped with large amounts of the most popular fitness equipment (i.e., stair climbers, tread mills and free weights) and remodeled to create environments that motivate customers to join the clubs and regularly attend the facility to exercise as well as for their general health needs. Discussed in more detail below, the Company has entered into a joint venture whereby medical clinics now operate in the health clubs, therefore HealthTech clientele can visit a HealthTech facility for all of their general medical care, chiropractic care, X-ray and other advanced diagnostics, blood testing, full service post surgical and therapeutic rehabilitation, and several types of behavioral and educational counseling (i.e. pain management, weight loss, etc.). Management believes the success of the health care clinics in the clubs substantiates that clientele are looking for health care centers rather than traditional health clubs.

HealthTech currently operates four health clubs that consist of approximately 200,000 square feet of indoor facilities and over another 80,000 square feet of outdoor facilities, including tennis courts, cabanas, outdoor gyms, swimming pools and spas for a total of almost 300,000 square feet of athletic and health facilities situated on almost twenty acres of property. HealthTech's management has structured the Company vertically to take advantage of key attributes of the Company's management team, which recognizes that reducing high overhead (construction, real estate and equipment costs) is a significant factor in the success of individual clubs and health club companies. Health clubs are a service industry unlike many in that they require physical facilities and equipment in order for the service to be provided. If the cost of the facility, whether to purchase or build is high it will create a significant stress factor in the growth and profitability of that facility; HealthTech's management recognizes this and through management's experience as real estate developers pursue and structure acquisitions such that the clubs do not have to carry the kind of high overhead that management knows will negatively impact operations. In addition management looks to acquire clubs that are mismanaged and undervalued that can be turned around with HealthTech's extensive management expertise. During the last quarter of 1996, the Company installed new computer membership management software within each of the four health clubs. This system provides the ability to centrally manage the billing function at the corporate office. This centralization will reduce billing expenses and improve reporting and membership management within the clubs. In conjunction with the newly acquired accounting system, operations will have access to real-time reporting to improve management of the clubs. The new management systems also allow for health club members to make payments to the Company through electronic fund transfers directly from the clientele's bank account to the Company's account. Management believes the addition of the in-house clinical services has profit and cash flow potential far above what is typically generated at free standing clinics because of the increased exposure to the services at the clubs as well as clientele's proximity to the services. The results for the first quarter of operations of the clinics exceed what is typically expected in the industry from clinics of similar size.

In addition to its two major competitors discussed below the Company competes generally with recreational facilities established by governments and businesses, the YMCA and YWCA, racquetball and tennis clubs, country clubs, weight control businesses and individually owned or privately held chains of health clubs. However the Company believes that it has one of the strongest and most experienced management teams in the industry as well as state of the art facilities run by highly qualified staffs that give HealthTech an advantage over its competitors.

HealthTech's largest competitor (Bally's) is concentrating on the development of clubs 35,000 square feet or smaller that do not have a full complement of amenities (known as a dry facility: no pool, steam room or possibly spa). Although HealthTech is expanding its market segments to include youth and seniors the Company's management has identified its core market segment as men and women in their 20's, 30's and 40's and this segment of the market management believes desires full service facilities which include pools, tennis, basketball and outdoor activities, where possible, and light food and beverage at a minimum. As already discussed above HealthTech, has also expanded its clubs services to include chiropractic and primary medical services and, by doing so, management believes it has created a new standard by which full service (or "mega") clubs will be defined in the industry. HealthTech believes that it is the industry leader in evolving health clubs into health care centers.

HealthTech's most significant other competitor, The Sports Club Company, like HealthTech, focuses on large super clubs that offer a great deal of variety to their customers. The Sports Club's focus is to create what they call "Urban Country Clubs" for which they charge a premium. HealthTech believes that its concept of health care centers focuses on the expansion of income streams beyond those normally associated with the fitness portion of the health care industry to third party payments from health insurance companies and others. HealthTech also believes its facilities can charge the same premiums its competitors do because its facilities have many of the same amenities (pools, spas, racquet sports, basketball, etc.) as the "Urban Country Clubs"

Another element of the Company's vertical integration is the wholly owned subsidiary, Fitness Performance Inc. ("FPI") which distributes fitness and health equipment and goods to the Company's own clubs, thereby decreasing the cost of overhead/capital leases, and other health facility operations domestically and internationally. FPI also provides management, systems, construction and development consulting services to health care companies and real estate developers in the United States and internationally.

Expansion and Acquisitions

In June, 1996, HealthTech acquired the Stark Street Athletic Club in Portland, Oregon. The 17,000 square foot club includes fitness facilities and equipment, strength training, aerobics, racquetball, tanning, child care and over 900 members. The club is now operated under the Results Sports & Fitness name banner. The facility was purchased for approximately 69,000 shares of restricted (Rule-144) Company stock and assumption of the approximately $460,000.00 in debt including the first mortgage on the property. Management believes that while the Portland facility is not the size of many full amenity clubs, which are the main focus of the Company's acquisition strategy, the Portland facility will be profitable because of the structure of the acquisition. Further the Company plans to install a primary medical and chiropractic clinic in the club, which In keeping with the Company's growth philosophy, will establish it as a full amenity facility.

One of the ways the Company expands its Core line of business is to acquire health and fitness clubs that are poorly managed and/or financially distressed that management believes still contain characteristics that, once integrated with HealthTech's management, will enable them to thrive, build their membership base and begin to generate significant income. Turning around distressed facilities often involves renovations, additional equipment leasing, re-training existing staff and installation of medical clinics. The entire process requires twelve to eighteen months before the health club is fully "turned around". The newly acquired club in Portland, Oregon, and the Ft. Worth club (Results Riverbend, Inc.) will soon complete the turnaround process.

In the third quarter of 1996, HealthTech entered into an agreement with ULTI-MED Health Centers, Inc. ("ULTI-MED"), the nations second largest publicly held chiropractic service company, whereby HealthTech provides clinic space in a certain number of its facilities and ULTI-MED provides health care services to patients and club members in those facilities. During the 5 year agreement, ULTI-MED will develop, manage and operate general medical (including but not limited to advanced diagnostics such as nerve conductive velocity testing, electromyelograms, Doppler arteriograms and venous flow analysis), chiropractic, therapeutic and post surgical rehabilitation clinics in HealthTech's facilities. The agreement provides for ULTI-MED to pay HealthTech a one time, non refundable fee, for the right to establish and operate the clinics. The income from the clinics is HealthTech's and from the net profits of the operations the Company pays ULTI-MED a percentage of the profits. At January 31, 1997 there were clinics in two of the Company's facilities and HealthTech's medical revenues for the first quarter of the operations were approximately $300,000 for December 1996 ($ 3,600,000 annualized) and approximately $500,000 for January 1997 ($6,000,000 annualized). With the installation of the ULTI-MED clinics in the Company's health clubs, the Company has embarked on expanding into full service health care and has identified and captured income streams from third party payors such as medical insurance, state funded workers compensation, corporate and state funded managed care programs as well as no-fault and personal injury claims.

The Company acquired deferred advertising and broadcast air-time credits, primarily in exchange for common stock. While the credits are not recognized as currency in the United States they can be traded for various goods and services, assigned, sold or transferred. Therefore the Company views the use of these credits as the functional equivalent of cash (See discussion of the Primus transaction below).The credits have expirations ranging from 5 to 10 years from date of issuance of September 29, 1995, and January 1, 1994, respectively. Management's strategy to fully utilize this asset is to: (i) use the credits as an incentive to gain management consulting contracts; (ii) joint venture with service providers, manufactures and distributors and use the credits as the Company's capital contribution in joint ventures; and/or, (iii) sell the credits to enterprises, including those which the Company is a participant, which desire to market products over various television/radio networks. Because obtaining management consulting contracts is a highly competitive business the Company believes the advertising credits will give the Company an advantage over what its competitors can offer. Therefore the Company's management believes that the advertising time credits are an asset that augments the Company's vertical structure by strengthening the management lines of business. Management contemplates the Company will realize significant value when the advertising credits are converted to capital contributions in the joint ventures it will pursue. The Company's management believes that the broadcast air time credits have a dollar value in excess of $7,000,000.00 and that after the use of
$5,400,000.00 worth of credits as part of the purchase price of Primus, discussed below, the remaining balance of broadcast credits is approximately $2,000,000.00. Please refer to the notes to the consolidated financial statements for how the credits are treated for accounting purposes.

Subsequent to fiscal 1996 the Company entered into a definitive agreement with Primus Health Care Systems. LLC ("Primus") whereby HealthTech acquires all of the operating assets and liabilities of Primus through the purchase of all of the outstanding stock of Primus' wholly owned subsidiary. Primus is a primary contractor to ULTI-MED and operates and manages ULTI-MED's two health care centers as well as two of its own clinics. HealthTech's management estimates the value of the Primus acquisition at approximately $7,200,000.00 and for the purchase price HealthTech will acquire: current assets comprised of medical and chiropractic account receivables, fixed assets (equipment, fixtures and furniture), management contracts for the two clinics Primus operates, significant management expertise (including the services of Mr. J. R. Kirkham who is the chairman of the board of ULTI-MED and general manager of Primus) and the income stream associated with the operations. The purchase price for Primus is made up of four components: (i) 500,000 shares of R-144 restricted stock;
(ii) 1,000,000 registered options to purchase HealthTech common stock at a strike price of $1.00 per share; (iii) $3,000,000.00 worth of prepaid television advertising credits; and, (iv) $2,400,000.00 worth of prepaid radio advertising credits. HealthTech believes that the Primus acquisition will expand and strengthen the leading edge industry position that the Company has taken in establishing health centers.

Summary Overview of Operations and Business Development

In December 1994 when the new management took over, HealthTech had gross revenues of approximately $600,000 in each of the prior fiscal years. During a total of ten months of operation (six months with positive growth) under the new management the Company reported revenues of over $2,670,000 in fiscal 1995. In fiscal 1996 HealthTech is reporting revenues of more than double the previous fiscal year at $5,700,000, almost a 1,000% increase over revenues prior to new management taking over. The Company was able to more than double its revenue in fiscal 1996 despite the fact that management still considers two of its facilities in the "turn around" stage. As discussed above and/or disclosed elsewhere in the Report and its exhibits, the Company has divested itself of several non-performing subsidiaries, added another health club (which only has several months operations in the reported gross revenue for the year), significantly strengthened the management team, installed new accounting and administrative systems and settled significant lawsuits that arose from the prior management's stewardship. In addition, in fiscal 1996 the Company embarked upon the development and operation of the health center concept with the construction of its first two primary medical care clinics within its health clubs, which did not come fully on line until subsequent to the fiscal year end as well as having significant negotiations underway for the purchase of other clubs (i.e. another club in the Dallas/FT. Worth and numerous other areas) and companies, all of which management believes will significantly increase the size and financial strength of the Company in fiscal 1997 if consummated. Based upon revenues generated in the first months of operations of the two medical clinics, management believes current clinic income could account for approximately an additional $8,000,000 in annualized revenue.

the current clinic performance is an indication of the revenue the medical operations will yield, the annualized income of three clinics to be developed (two more in presently owned facilities and one in a facility planned to be purchased) could be $12,000,000. Additional clinic income could also be derived from the Primus transaction discussed above. The Company has not done any purchase due diligence on the two clinics operated by Primus, however, it has reason to believe that Primus operates its clinics in a substantially similar manner to the clinics in the Company's facilities and each could produce approximately $5,000,000 in annual revenues. Based upon past performance, the new and stronger management, the new systems in place and the consummation of transactions that are contemplated and being actively pursued, HealthTech's management has budgeted goals well in excess of $20,000,000 in revenues for fiscal 1997 and very possibly 35 to 40 million dollars. This budgeted projection is speculative and only the opinion of management, however, management believes that it's current budgets are more realistic at this date than if the Company had projected in fiscal 1994 that it would triple the prior years revenue in fiscal 1995 and double 1995's revenue in fiscal 1996 as a short term goal.

Management

As a service company HealthTech's largest asset is its employees. HealthTech's management believes that they have assembled one of the finest management teams in the industry and as the Company grows will be able to train and hire employees that will continue to strengthen and add value to the Company. Below is a description of some of the experience of HealthTech's senior management.

Gordon L. Hall is Chairman of the Board of Directors and Chief Executive Officer ("CEO") of the Company and has over eighteen years of business experience in the health and fitness industry, having developed over forty athletic and fitness centers across the United States. Mr. Hall has also served as the Chairman and CEO of several publicly held companies and operated his private real estate and development companies which in the aggregate have been involved in over one billion dollars of retail value commercial and residential real estate transactions. Mr. Hall's other business experience includes being one of the founding partners of Phoenix National Bank (which grew and was profitable through the 1980's and was eventually purchased by Norwest Bank), the ownership and development of golf courses, jewelry stores and construction companies.

Tim Williams is the President and a Director of HealthTech. Mr. Williams has over 20 years experience in the health and fitness industry. In 1975, he co-founded Nautilus Aerobics Plus and was instrumental in building the company to 11 locations within seven years and employing in excess of 600 people. Revenues for Nautilus Plus exceeded $16.8 million on an annualized basis. In 1982, Mr. Williams co-founded 24 Hour Nautilus Super Spas with Mr. Gordon Hall. This chain dominated the northern California market in the 1980's and is now the second largest health club chain in the United States. Mr. Williams was also a founding partner of Nautilus Group Japan which distributes equipment in Asia through Mitsubishi Corp. and franchises health clubs throughout Japan with Sumitomo Corp.

Mr. Perry Dusch is Director of Health & Fitness Operations and been a Director and the Secretary of the Company since December 1995. Mr. Dusch has been involved in the health and fitness industry since 1978. His experience includes the building of training facilities, as well as the operation of a personal training program. Mr. Dusch is the Tri-State director of the National Federation of Professional Trainers [NFPT]. Mr. Dusch is also a patent holder and fitness infomercial provider.

Joseph R. Kirkham, Senior Vice President and President of the Medical Operations Division, has been in the health and fitness industry for more than twenty years and during most of that time has held senior and upper level management positions with several of the Country's largest health club chains as well as owning and operating health clubs for his own account. In the last five years Mr. Kirkham has pioneered the health care center concept and in doing so has taken Ulti-Med Health Care Centers, Inc. public, served as Director of the Ulti-Med and is currently its Chairman of the Board of Directors. Under Mr. Kirkham's direction Ulti-Med converted the health clubs it owned and operated into primary medical care facilities three years ago. Mr. Kirkham has also served as a consultant to Pinnacle Financial, an investment banking house serving small public companies.

Mr. Stephen Smith, as of the date of this Report, is Vice President of Finance and Chief Financial Officer. Mr. Smith has over twenty-five years of managerial experience, including an extensive private club background. A graduate of the University of Texas at Dallas, Mr. Smith is a CPA licensed in Texas and Arizona and is a member of the Arizona Society of Certified Public Accountants, the Institute of Management Accountants and the American Institute of Certified Public Accountants (AICPA).

In March 1996, Mr. Phil Hernon, a recent Mr. USA, became a member of the Company's Elite Fitness Advisory Board. In addition to his duties on the Elite Fitness Advisory Board, it is planned Mr. Hernon will be involved in programs that increase HealthTech market share in the youth and senior markets and involved in programs that will broaden the base of services already offered to the existing club membership. Mr. Hernon will also be invited to attend and represent HealthTech at regional and national trade shows.

It is contemplated that once finalized, the Primus acquisition will include HealthTech hiring or entering into contracts for services with some of the management of Primus in addition to Mr. Joseph Kirkham. Preliminary agreements have been made between Dr. Mark A. Darner, D.C., one of the pioneers of the health care center concept as well as the acting president and chief of staff of ULTI-MED and David M. Kirkham vice president, treasurer and secretary of ULTI-MED. Mr. D. M. Kirkham has been in the health and fitness industry for seventeen years. He has been a regional manager for several large health club chains and owned and operated two facilities for his own account. Each will become an executive of HealthTech and be responsible for operations and expansion of the Company's medical operations. In addition, Dr. Darner is anticipated to become the Company's chief of staff as well as overseeing the Company's clinic quality assurance programs.

The Company has approximately 140 employees which the Company believes must be well trained and knowledgeable to keep the companies facilities operating properly and growing. All new employees are trained in customer service, safety and equipment and facility use. The Company conducts on going training classes and workshops for management, sales people and trainers which are intended to educate the Company's employees in the areas of customer satisfaction, human resource management, physical asset management, risk management, sales and marketing strategies and Company philosophy. All Company trainers must be certified and instruct the new employees in the use of equipment and member service with respect to equipment. All aerobics instructors are also required to be certified and attend yearly workshops which focus on new and innovative routines and injury prevention. Each club has three to seven sales people and the Company places great emphasis on keeping the sales staff trained and motivated. Many of the sales seminars and workshops are conducted by the Company's senior management.

For a more detailed description of some of the Company's significant Employees see Item 10 of this Report.


Government Regulations

HealthTech's domestic operations, like most companies, are subject to federal, state and local regulations to varying degrees depending upon the specific activity and location of the operation. Most states, including those states with current operations and those which the Company plans to expand into have laws with respect to consumer contracts that could apply to health club memberships. These laws are generally referred to as "cooling off" statutes whereby a member that just signed a contract for a membership would have a certain time to rescind the contract and be reimbursed. HealthTech does not view the "cooling off" laws as materially impacting its operations or contemplated growth.

With respect to the income derived from primary medical care and chiropractic services management believes the "cooling off" statutes do not apply. The health clinic income is primarily made up of private third party payers and patient pay (including Blue Cross, Blue Shield and the like). The Company does not derive a material part of its income from either Medicare or Medicaid programs which are heavily regulated. The Company has focused on third party payer contracts for two reasons: (i) the contracts pay higher rates for services then do Medicare and Medicaid; and, (ii) the contracts are not subject to the same regulations and restrictions as Medicare and Medicaid.

World Wide Web Site

On August 28, 1996 HealthTech officially opened its new World Wide Web site on the Internet. The address for the site is WWW.GYMM.COM. The comprehensive site includes special areas for broker/dealers and investors as well as information about the company's chain of Results Sports and Fitness Clubs for people interested in joining a club in their area.

Investors can access general company and management information, current forms 10-Q and 10-K, all announcements, and special pages covering growth strategy, market evaluation and frequently asked questions. Both club members and the financial community have electronic access to the Company's Chairman and President via their respective e-mail addresses (Gordon Hall, Chairman address is ghall@gymm.com and Tim Williams, President, can be reached at twilliams@gymm.com

Item 2. Properties.

FACILITY NO. ONE
Results Sports and Fitness - Tucson
6444 East Broadway
Tucson, Arizona 85710

The Company owned facility is comprised of a 27,390 square foot health club building (which includes: ten racquetball courts, cardiovascular equipment rooms, a nursery, storage area, massage rooms, a weight lifting room, an aerobics studio, two locker rooms with a sauna, whirlpool and steam baths), and approximately 8,000 additional square feet surrounding the building which includes an outdoor gym area and Junior Olympic swimming pool. Please refer to the notes to the consolidated financial statements in the item 8. Financial Statements and Supplementary Data of this Form for the amount of the mortgage and capital equipment lease obligations associated with this property.

FACILITY NO. TWO
Results Sports and Fitness - Midland
225 Corporate Drive
Midland, Texas 79705

The approximately 87,000 square foot complex is owned by HealthTech and contains a 56,004 square foot building that houses the fitness center and a 32,760 square feet building housing indoor tennis courts. The club's amenities include commercial offices, racquetball courts, snack bars, one lap pool, two smaller pools, eight outdoor tennis courts, an exercise room and an aerobic room. The facility is on approximately eight acres of land. Please refer to the notes to the consolidated financial statements in the item 8. Financial Statements and Supplementary Data of this Form for the amount of the mortgage and capital equipment lease obligations associated with this property.


FACILITY NO. THREE
Results Sports and Fitness - Ft Worth
2201 East Loop 820
Ft Worth, Texas 76118

The Company owns the approximately 10 acre complex consists of approximately 57,500 square feet and is made up of a 55,084 square foot main building and a 2,400 square foot gazebo/cabana on the complex annex (approximately six acres). The facility includes: saunas, cabanas, twelve tennis courts (two indoors), racquetball courts, nutrition bar, one lap pool, two smaller pools, and exercise rooms. Please refer to the notes to the consolidated financial statements in the item 8. Financial Statements and Supplementary Data of this Form for the amount of the mortgage and capital equipment lease obligations associated with this property.

FACILITY NO. FOUR
Results Sports and Fitness - Portland
14513 S. E. Stark Street
Portland, Oregon  97233

The Company owned Portland club consists of 17,000 square feet which offers fitness facilities and equipment, strength training, aerobics, racquetball, tanning, and child care and has over 900 members. The facility was refitted with new equipment in December 1996. Also see Item 1.

CORPORATE HEADQUARTERS
1237 South Val Vista Drive
Mesa, Arizona   85204
Telephone: 602/396-0660

HealthTech's headquarters is in a stand alone multi-tenant office building. The Company's suite of offices include executive, accounting, human resources and operations that are occupied by the current staff of twelve. The facility is leased from an affiliated and related entity (FWY). HealthTech is the anchor tenant in building and as such had a lease agreement that included free rent through December 31,1996. The Company's rent thereafter will be approximately $7,500 per month subject to expansion within in the building.

PROPERTIES TO BE ACQUIRED IN PRIMUS TRANSACTION
The Primus  acquisition  will result in the Company  having two addition  clinic
facilities.   The  Primus   facilities   are  health  care  centers  that  offer
chiropractic and primary medical care, as more fully described in Item 1.
above.

Item 3. Legal Proceedings.

HealthTech is not a party to any pending material litigation nor is the property of the Company subject to any material proceedings or assessments. With respect to disclosures required under Regulations S-K section 229.103 please refer to
Item 10 of this report.

Item 4. Submission of Matters to a Vote of Security Holders.

NONE
(In calendar year 1997 the Company will give notice to all shareholders of the time and place of the fiscal '95 and '96 annual meetings which will be combined.)

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

(a) Market Information: The principal United States market for trading the Company's common stock is the NASDAQ, "Small Cap" market. The following are the high and low sales prices for the Registrant's common equity for each full quarterly period for the past two fiscal years and are annotated as follows: (1) The sales prices for this period are adjusted to reflect a 50:1 reverse stock split. (2) In November, 1995 the Company split its stock units to allow separate trading of the common stock and Class A warrants. In fiscal 1996 the Company extended the expiration of the warrants several times and the last extension will allow the warrants to remain valid through March 31, 1997. The strike price for the warrants is one warrant plus $15.00 for one share of common stock. The sales prices for this period reflect the common stock price less the warrant price. (3) The sales prices reflect the price of only the common stock as traded subsequent to the Class A Warrant split.

Quarter:                                     High:                     Low:
Oct. 1, 1994 - Dec. 3 1,  1994              14 1/16 (1)(2)        4 11/16 (1)(2)
Jan. 1, 1995 - Mar. 31, 1995                9 3/8   (1)(2)        1 1/4   (1)(2)
Apr. 1, 1995 - Jun. 30,  1995               12 1/8  (2)           3 7/8   (2)
Jul. 1, 1995 - Sept. 30,  1995              10 3/8  (2)           4 5/8   (2)
Oct. 1, 1995 - Dec. 3 1, 1995               5 1/2   (3)           2 1/3   (3)
Jan. 1. 1996 - Mar. 31, 1996                5 3/4   (3)           2       (3)
Apr. 1, 1996 - Jun. 30,  1996               4 1/2   (3)           2 5/16  (3)
Jul. 1, 1996 - Sept. 30,  1996              3 15/16 (3)           1 9/16  (3)

(b) Holders:  As of December 31, 1996,  the holders of each class of common was:
7,337,588 common and 5,965,007 Class A Common Stock Purchase Warrants

(c) Dividends: There were no cash dividends declared on any class of its common equity by the registrant for the two most recent fiscal years or any subsequent interim period for which financial statements are required to be presented by
Section 210.3 of Regulation S-X.

Item 6: Selected Financial Data

The selected financial data below is presented under the captions "Statement of Operations Data" and "Balance Sheet Data" as of the end of each of the years in the five year period. The Company adopted September 30 as the end of its fiscal year in fiscal 1993. The financial data presented for 1992 reflects the nine months ended September 30, 1992.

Item 7.  Management's  Discussion  and Analysis of Financial  Condition and
           Results of Operation.

All  references  are to fiscal years and the financial  statements  presented in
Item 8 of this report are incorporated by this reference. The following discussion should be read in conjunction therewith.

Overview

In 1996 the Company grew in size (assets and revenues) and in the health care field (both health and fitness and medical operations). The comparability of the results of operations between years presented is limited due to the following changes in the Company:

A. The  divestiture of the previous  operations of the Company prior to mid-1995
B. The  acquisition of three health clubs during various  periods of fiscal 1995
C. The  acquisition  of a fourth  health club during the quarter  ended June 30,
     1996

The EBIDA analysis below is one method to measure the performance and status of the Company at September 30, 1996. The EBIDA should not be considered an alternative to any measure of performance or liquidity promulgated under generally accepted accounting principals (GAAP) nor should it be considered as an indicator of the Company's overall financial performance.


EBIDA is calculated as follows:
                                                    1996              1995
                                                    ----              ----

Loss before income taxes and
  extraordinary items                            ($538,640)      ($1,555,753)
Interest expense                                   374,946           199,724
Depreciation & amortization                        587,745            76,464
Earnings before interest,
  depreciation and amortization                   $424,051       ($1,279,565)


Liquidity

At September 30, 1995, the Company's current ratio was 1:5; at September 30, 1996, the current ratio was 1:3 and the debt to equity ratio was 1:4. During 1996 the Company was able to improve the current ratio through successfully restructuring short-term debt. In 1997, the Company will continue to seek out financing and capital to support its growth and acquisition plans. Following this course of action will also continue to reduce short-term debt and improve the current ratio for 1997.

During 1996, working capital was greatly impacted through the payment of $500,000 towards the retirement of debt on the Midland property. Due to the new long-term financing on the property, these demands will not continue in 1997. The Company successfully negotiated an extension of the loan on the Fort Worth property. As a result of the terms of the extension, the Company will retire 50% of the debt on the property in fiscal 1997. The Company is pursuing long-term financing on the property which will provide significant, additional working capital. In addition, the Company continues to seek additional financing at more favorable rates on its other properties (see Notes to the financial statements in Item 8.).

The Company significantly reduced the executive compensation expense component of corporate overhead by converting from a cash and/or stock payments plan to a commission-based compensation plan. The Company determined the new plan was a reasonable management incentive that allowed the Company to retain the services of the Chairman, CEO and President in 1996.

Based upon the foregoing and the other information disclosed in this Report, the Company believes its cash flows are sufficient to meet its short-term cash requirements. During the past two fiscal years, the Company has satisfied some cash requirements through the issuance of the registrants common stock in accordance with SEC regulations. Cash flows from operations were supplemented in fiscal 1996 through the issuance of 857,053 shares of common stock, relieving the obligations of approximately $1,200,000. The Company continued to grow through the issuance of restricted stock as evidenced by the Portland Stark Street acquisition (See note 3).

Results of Operations

The Company's revenues have grown substantially over the past two fiscal years through the acquisition of existing health clubs and the expansion of operations into medical services. Primary earnings per share increased from ($0.66) in 1995 to $0.10 in 1996.

The Company has recognized the continuing trend in the health and wellness industry to alternative outpatient clinics away from traditional acute care hospital settings. The Company's plan to capitalize on this trend is to add outpatient medical services clinics to the four health clubs the Company acquired in 1995 and 1996. The Company believes the two lines of operations combined in a single facility enhance and compliment each other's profit potential more so then if each operation were stand alone. In 1996 the addition of medical clinic operations in the clubs positively impacted Company revenue.

Starting in 1997, revenues generated through the clinic operations in the clubs will be significantly reserved based on industry guidelines until the Company has historical information with which to make adjustments. These reserves will enable the Company to recognize adequate income from the medical operations without the uncertainty of future write-downs. The Company has recorded gross revenues from the operation of the clinic in Midland of approximately $700,000 in the first two and one half months of its operation. The addition of clinical facilities in the remaining clubs are expected to have similar results and expected to dramatically increase the revenues of the Company.

As of the date of this report, the Company has two clinics in operation and has two concurrent plans for clinic expansion. The first plan is to build and equip five additional clinics through the use of cash generated strictly from clinic operations. The second plan is the acquisition of Primus (see Item 1) and other companies which provide similar type services. The Company intends to continue to fund its acquisitions through the use of Registrant's restricted common stock.

Note - Debt to equity ratio is computed above by the formula - Debt to Equity Ratio = Debt / Equity. Current ration is computed above by the formula - Current Ratio = Current Assets / Current Liabilities.

Item 8. Financial Statements and Supplementary Data

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Shareholders
HealthTech International, Inc.:

We have audited the accompanying consolidated balance sheet of HealthTech International, Inc. (a Nevada corporation) and subsidiaries as detailed in Note 2 in the accompanying notes as of September 30, 1996 and 1995, and the related consolidated statements of operations, cash flows and changes in shareholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of HealthTech International, Inc. and subsidiaries as of September 30, 1994, and for the periods ended September 30, 1994, was audited by other auditors, whose report dated November 14, 1994 (who has ceased operations), on those statements included explanatory paragraphs describing conditions that raised substantial doubt about the Company's ability to continue as a going concern and whose reports expressed an unqualified opinion on these statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HealthTech International, Inc. and subsidiaries as of September 30, 1996 and 1995, respectively, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Notes 1 and 3, the Company completed a statutory merger and affected a name change from USA Health Technologies, Inc. (a Colorado corporation) to HealthTech International, Inc. (a Nevada corporation) for the purpose of changing the Company's domicile from Colorado to Nevada in fiscal year ended September 30, 1995. In addition, in each period reported in the consolidated financial statements, the subsidiaries and the related business enterprises being consolidated have changed. Accordingly, the consolidated financial statements presented are not comparable between years.

As discussed in Note 5 to the consolidated financial statements, the Company has committed a significant portion of its assets to prepaid advertising credits. Management intends to utilize these credits as barter trade dollars to be exchanged for other assets or goods and services, and a portion for advertising during the normal course of business. However, the ultimate realization of these assets cannot presently be determined. Accordingly, no provision for impairment to these assets has been made in the accompanying consolidated financial statements.

As discussed in Note 12 to the financial statements, certain errors resulting in understatement of previously reported accumulated deficit as of September 30, 1994, were discovered by management of the Company during the current year. Accordingly, the 1994 financial statements have been restated to correct the error.


Smith, Dance & Co.

Irving, Texas
February 11, 1997

                         HEALTHTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1996 and 1995


                                     ASSETS
                                                       1996         1995
                                                       ----         ----
Current assets:
  Cash and cash equivalents
    (Note 1) ..................................         9,018       372,836

  Accounts receivable - net of
    allowance for doubtful accounts ...........     1,176,244       532,861
  Inventories .................................          --         100,930
  Prepaid expenses ............................       133,573        72,833
                                                  -----------   -----------
    Total current assets ......................     1,318,835     1,079,460

Property, plant and equipment at cost,
  net of accumulated depreciation of
  $736,527 and $184,893 in 1996 and 1995,
  respectively ................................    13,023,246    12,142,750
Land held for resale ..........................        60,000        60,000
Prepaid advertising expenses and barter credits 7,320,597 7,394,948 Costs in excess of net assets acquired, net of accumulated amortization of $196,167 and
  $51,396 in 1996 and 1995, respectively ......     1,385,932     1,435,954
Long-term certificate of deposit ..............       100,000          --
Non-current marketable equity securities
 (Note 1) .....................................          --            --
Deferred tax asset ............................       336,584       528,956
Note receivable related party .................          --         184,000
Notes receivable - long-term (Note 6) .........       750,000        50,000
Other assets, at cost, net ....................       219,696        14,036
                                                  -----------   -----------

    Total Assets ..............................   $24,514,890   $22,890,104
                                                  ===========   ===========






    The accompanying notes are an integral part of thesefinancial statements.

                         HEALTHTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                           September 30, 1996 and 1995


                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        1996           1995
                                                        ----           ----
Current liabilities:
  Current portion of notes payable
    and capitalized lease obligations
          (Note 9) ............................   $  1,526,017    $  3,869,299
  Accounts payable trade ......................        769,573         437,742
  Accounts payable - related parties (Note 18)         259,981         302,343
  Accrued expenses - other ....................        135,089         261,019
  Deferred revenues ...........................        871,755          47,885
  Other current liabilities ...................        429,299         138,010
                                                  ------------    ------------

    Total current liabilities .................      3,991,714       5,056,298

Notes payable and capitalized lease
  obligations less current maturities (Note 9)       1,686,330         600,058
                                                  ------------    ------------

    Total liabilities .........................   $  5,678,044    $  5,656,356

Commitments and contingencies (Note 16)
                                                  ------------    ------------

Shareholders' equity (Note 11)
  Series D Preferred stock, $.001 par value,
    10,000,000 shares authorized, 21,200 shares
    issued and 19,200 shares outstanding ......    $        19     $        19
  Common Stock, $.001 par value, 500,000,000
    shares authorized, 4,023,751 and 3,166,698
    issued and outstanding for 1996 and 1995,
    respectively ..............................          4,024           3,167
  Additional paid-in capital ..................     25,860,070      24,630,838
  Common stock subscribed .....................           --               418
  Net unrealized loss on non-current marketable
    equity securities (Note 1) ................       (625,000)       (625,000)
  Accumulated deficit .........................     (6,402,267)     (6,775,694)
                                                  ------------    ------------

    Total shareholders' equity ................     18,836,846      17,233,748
                                                  ------------    ------------

                                                  $ 24,514,890    $ 22,890,104
                                                  ============    ============





   The accompanying notes are an integral part of these financial statements.

                         HEALTHTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            Three-year Period ended September 30, 1996, 1995 and 1994

                                       1996           1995           1994
                                       ----           ----           ----
Revenues
  Product sales, net ...........   $ 1,647,109    $ 1,356,564    $   666,348
  Club revenues, net ...........     3,201,021      1,313,485           --
  Operating rights (Note 6) ....       750,000           --             --
                                   -----------    -----------    -----------
    Total revenues .............     5,598,130      2,670,049        666,348

Operating expenses:
  Direct .......................     1,298,596      1,085,769        453,168
  Selling, general and
    administrative .............     3,875,483      2,891,541      2,512,421
  Depreciation and amortization        587,745         76,464          2,366
                                   -----------    -----------    -----------
    Total operating expenses ...     5,761,824      4,053,774      2,967,955

      Loss from operations .....      (163,694)    (1,383,725)    (2,301,607)

Other income (expenses):
  Interest expense .............      (374,946)      (199,724)       (48,105)
  Interest Income ..............          --             --           48,076
  Loss on sale of interest
    in affiliate ...............          --             --         (261,887)
  Other income .................          --           27,696           --
  Loss on repossession .........          --             --         (500,000)
                                   -----------    -----------    -----------

    Total other income (expense)      (374,946)      (172,028)      (761,916)

Loss before income taxes and
  extraordinary items ..........      (538,640)    (1,555,753)    (3,063,523)

Provision for income taxes .....      (183,137)      (528,956)          --
                                   -----------    -----------    -----------

Loss before extraordinary items,
  net of tax ...................      (355,503)    (1,026,797)    (3,063,523)

Debt forgiveness- related party
  (Note 13) ....................       728,930           --             --
Gain on sale of assets .........          --             --        1,243,358
Loss on discontinued operations           --         (806,849)          --
Gain on disposal of segment ....          --          962,398           --
                                   -----------    -----------    -----------

Net gain (loss) ................   $   373,427    $  (871,248)   $(1,820,165)
                                   ===========    ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
            Three-year Period ended September 30, 1996, 1995 and 1994








Primary earnings per common share and common share equivalents (Note 1):

                                            1996        1995          1994
                                            ----        ----          ----


Loss from continuing operations ...       $(0.09)       $(0.78)     $(11.28)

Net Income from extraordinary items        $0.19         $0.12        $4.58

Net Income ........................        $0.10        $(0.66)      $(6.70)

Weighted average number of
  common shares outstanding .......    3,811,068     1,317,000      271,676


Fully diluted earnings per common share and common share equivalents (Note 1):

                                            1996        1995         1994
                                            ----        ----         ----

Loss from continuing operations           $(0.06)        -             -

Net Income from extraordinary items        $0.13         -             -

Net income                                 $0.07         -             -


Weighted average number of fully
  diluted common shares outstanding    5,731,068         -             -




   The accompanying notes are an integral part of these financial statements.

                   HEALTHTECH INTERNATIONAL, INCORPORATED
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY Three-year Period ended September 30, 1996, 1995 and 1994

                                           Common Stock       Preferred Stock  Additional      Net unrealized  Deficit   Total
                                                                                Paid in        loss on equity Retained Shareholders'
                                         Shares     Value     Shares   Value    Capital          securities    Loses     Equity
                                                                                         Subscriptions
Balance at October 1, 1993             7,058,063   $70,581  1,960,000 $19,600   5,513,959     -          - $(4,084,281)  $1,519,859

  Stock issued for acquisitions:
    Alpine                             3,000,000    30,000      -       -       4,470,000     -          -       -        4,500,000
    National Health Network, Inc.      1,000,000    10,000      -       -         990,000     -          -       -        1,000,000
    MLS acquisition                    3,750,000    37,500      -       -       1,296,000     -          -       -        1,333,500
    Four Star                              -           -      200,000   2,000       -         -          -       -            2,000
  Less recissions:
    MLS                               (3,750,000)  (37,500)      -      -      (1,296,000)    -          -       -       (1,333,500)
    Four Star                              -         -       (200,000) (2,000)      -         -          -       -           (2,000)
    Alpine                              (300,000)   (3,000)      -      -      (3,889,400)    -          -       -       (3,892,400)

  Stock for employees
    & other services                   5,040,000    50,400       -      -       1,296,000     -          -       -        1,346,400

  Sale of stock for cash                 300,000     3,000       -      -           -         -          -       -            3,000

  Net Loss                                 -         -           -      -           -         -          -    (912,612)    (912,612)
                                     -----------------------------------------------------------------------------------------------
Shareholders' equity as stated
  at September 30, 1994               16,098,063   160,981  1,960,000  19,600   8,380,559     -          -  (4,996,893)   3,564,247

Corrections of errors in prior
  periods ( Note 12)
    Revaluation of partnership             -         -           -      -           -        -          -    (261,887)     (261,887)

    Variance attributed to correction
      of prior year issued and
      outstanding stock               (1,163,250)  (11,633)      -      -          11,633    -          -       -           -

    Deferred tax asset                     -         -           -      -           -        -          -    (645,666)     (645,666)
                                      ----------------------------------------------------------------------------------------------
Adjusted balance of shareholders'
  equity at September 30, 1994        14,934,813   149,348  1,960,000  19,600   8,392,192    -          -  (5,904,446)    2,656,694

Reverse stock split, 50 to 1, par    (14,636,117) (146,361)(1,920,800)(19,208)    165,569    -          -       -           -
                                     -----------------------------------------------------------------------------------------------
Restated shareholders' equity
  at October 1, 1994                     298,696    2,987      39,200     392   8,557,761    -          -  (5,904,446)    2,656,694

Value change from $.01 to $.001            -       (2,688)      -        (353)      3,041    -          -       -           -
                                     -----------------------------------------------------------------------------------------------
                                         298,696      299      39,200      39   8,560,802    -          -  (5,904,446)    2,656,694

Cancellation of preferred stock            -         -        (39,200)    (39)         39    -          -       -           -
                                     -----------------------------------------------------------------------------------------------
Totals at September 30, 1994             298,696      299       -          -    8,560,841    -          -  (5,904,446)    2,656,694



   The accompanying notes are an intergral part of these financial statements

                           INTERNATIONAL, INCORPORATED CONSOLIDATED STATEMENT OF
            CHANGES IN SHAREHOLDERS' EQUITY Three-year Period ended September 30, 1996, 1995 and 1994

                                           Common Stock       Preferred Stock  Additional      Net unrealized  Deficit   Total
                                                                                Paid in        loss on equity Retained Shareholders'
                                         Shares     Value     Shares   Value    Capital          securities    Loses     Equity
                                                                                         Subscriptions
Totals at September 30, 1994             298,696      299       -       -       8,560,841    -          -  (5,904,446)    2,656,694

  Stock issued for acquisitions:
    FWY 405                              180,000      180      21,200   21      1,124,799    -          -       -         1,125,000
    Holland                              144,000      144       -       -           -        -          -       -             -
    Equitas                            1,150,000    1,150       -       -       3,319,221    -          -       -         3,320,371
    IFM                                  408,870      409       -       -       4,210,933    -          -       -         4,211,342
    Riverbend                            650,000      650       -       -       4,305,600    -          -       -         4,306,250
  Less recission of
     Holland acquisition                (144,000)    (144)      -       -           -        -          -       -             -

  Series D preferred stock
    conversion (Note 11)                 200,000      200     (2,000)     (2)        (198)   -          -       -             -

  Issuance of stock for:
    Consulting and management            104,992      105       -       -         626,545    -          -       -           626,650
    Acquire barter credits                17,308       17       -       -         111,653    -          -       -           111,670
    Settlements and debt payments         25,358       25       -       -         173,492    -          -       -           173,517
    Cash & other current assets          127,500      128       -       -         598,613    -          -       -           598,741
    Other services                         3,974        4       -       -          30,901    -          -       -            30,905

  Stock subscribed for
    Riverbend acquisition                  -           -        -       -       1,568,438   418         -       -         1,568,856

  Unrealized loss on non-current
    marketable equity securities           -           -        -       -           -        -   (625,000)      -          (625,000)

  Net Loss                                 -           -        -       -           -        -          -     (871,248)    (871,248)
                                       ---------------------------------------------------------------------------------------------
Total Shareholders' equity at
  September 30, 1995                   3,166,698     3,167     19,200     19   24,630,838   418  (625,000)  (6,775,694)  17,233,748



   The accompanying notes are an integral part of these financial statements

              INTERNATIONAL, INCORPORATED CONSOLIDATED STATEMENT OF
                         CHANGES IN SHAREHOLDERS' EQUITY
            Three-year Period ended September 30, 1996, 1995 and 1994

                                           Common Stock       Preferred Stock  Additional      Net unrealized  Deficit   Total
                                                                                Paid in        loss on equity Retained Shareholders'
                                         Shares     Value     Shares   Value    Capital          securities    Loses     Equity
Total Shareholders' equity at
  September 30, 1995                   3,166,698    $3,167     19,200   $19   $24,630,838  $418 $(625,000) $(6,775,694) $17,233,748

  Stock issued for acquisitions:
    Stark Street                          69,018        69      -       -         284,631    -      -           -           284,700

  Issuance of stock for:
    Consulting and management             42,047        42      -       -         128,029    -      -           -           128,070
    Settlements and debt payments         93,087        93      -       -         227,272    -      -           -           227,364
    Cash & other current assets          236,368       236      -       -         589,301    -      -           -           589,536
    Subscriptions                        416,533       418      -       -           -      (418)    -           -             -

  Net income                               -           -        -       -           -        -      -        373,428        373,428
                                       ---------------------------------------------------------------------------------------------

Total Shareholders' equity at
  September 30, 1996                   4,023,751    $4,024      19,200  $19   $25,860,070   $-  $(625,000) $(6,402,266) $18,836,846
                                       =============================================================================================


   The accompanying notes are an integral part of these financial statements

                              HEALTHTECH INTERNATIONAL, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Years ended September 30, 1996, 1995 and 1994



                                                  1996          1995       1994
                                                  ----          ----       ----

Cash flows from operating activities:
 Net income (loss) .........................    373,427     871,248) (1,820,165)

 Adjustments to reconcile  net income  (loss) to net cash  provided by (used in)
    operating activities:
      Depreciation and amortization ........    587,745      76,464      12,666
      Debt forgiveness (Note 13) ........... (1,104,439)       --          --
      Gain from sale of affiliate ..........       --          --      (895,186)
      Provision for doubtful accounts ......    152,851      22,730        --
      Sale of operating rights for note
          (Note 6) .........................   (750,000)       --          --
      Issuance of common stock for
        consulting fees ....................     79,329     626,650        --
      Issuance of  common stock
        for services .......................     48,742      30,896        --
      Organization costs ...................       --          --           296
      Gain from disposal of
        discontinued operations ............       --       962,398        --
      Write-down of inventory ..............    100,930        --          --
 Change in operating assets and liabilities:
   (Decrease) in deferred tax asset ........   (192,372)   (528,956)   (104,710)
   (Increase) in accounts receivable .......   (700,955)    (73,596)   (175,916)
   Decrease in related party receivables ...       --       102,365        --
   (Increase) decrease in prepaid expense
      and other ............................    (27,706)     20,670        --
   (Increase) in deposits ..................    (30,770)       --        (7,686)
   Decrease in inventory ...................       --        79,913     298,030
   Increase (decrease) in accounts payable .    331,831    (631,283)    (71,279)
   Increase (decrease) in accrued expenses .    (21,491)    (41,955)    180,623
   Increase (decrease) in other current
     liabilities ...........................    291,289    (264,902)       --
   Increase in deferred revenues ...........    823,869      47,886        --
   Increase (decrease) in advance
     vendor deposits .......................   (133,573)     17,684     341,618
                                              ----------  ----------  ----------
Net cash (used in) operating activities ....   (171,293)   (424,284) (2,241,709)

Cash flows from investing activities:
  Acquisitions and dispositions of
    consolidated and unconsolidated
    subsidiaries - stock issuance ..........       --      (367,485)    261,886
  Acquisition of long-term certificate
    of deposit .............................   (100,000)       --          --
  Decrease (increase) in other
    long-term assets .......................       --       (35,140)    547,125
  Acquisition of tradename .................       --        58,526     (25,597)
  Costs in excess of net
    assets acquired ........................       --        96,183     (66,468)
  Acquisition of property, plant
    and equipment .......................... (1,432,130)   (109,656)       --
  Retirement of property, plant
    and equipment, net .....................     13,907        --          --
  Acquisition of royalty ...................       --          --       (17,458)
                                             ----------   ---------   ---------
Net cash provided by (used in)
  investing activities ..................... (1,518,223)   (357,572)    699,488




   The accompanying notes are an integral part of these financial statements.

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
              For the Years ended September 30, 1996, 1995 and 1994



                                             1996      1995           1994
                                             ----      ----           ----

Cash flows from financing activities:
  Retirements of long-term receivables     $50,000       $    --        #  --
  Retirements and payments of debt ...  (1,714,335)      (314,813)         --
  Proceeds from debt .................   1,650,254        331,929       960,446
  Proceeds from related party debt ...     841,772        297,556          --
  Retirements of related party debt ..    (319,311)      (184,000)         --
  Issuance of common stock for cash ..     589,953        598,750       617,600
  Issuance of common stock for
    settlements & debt payments ......     227,365        173,508          --
  Deferred stock offering cost .......        --             --         (48,000)
                                        ----------    -----------    -----------
Net cash provided by
  financing activities ...............   1,325,698        902,930     1,530,046

Net increase (decrease) in cash ......    (363,818)       121,074       (12,175)
                                        ----------    -----------    -----------

Cash and cash equivalents
  at beginning of year ...............     372,836        251,762       263,937
                                        ----------    -----------    -----------

Cash and cash equivalents
  at end of year .....................     $ 9,018      $ 372,836     $ 251,762
                                         =========      ==========    ==========

Supplemental disclosure of cash flow information: Cash paid for:

           Interest                        487,876         71,865
           Income tax                         --             --





    The accompanying notes are an integral part of thesefinancial statements.

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
              For the Year ended September 30, 1996, 1995 and 1994

1996

Supplemental schedule of non-cash and financing activities:


Purchase of 100% of the assets of Stark Street
  Athletic Club in Portland, Oregon in exchange
  for 69,018 shares of restricted (R-144) common stock    $284,700

Issuance of 45,915 shares of free-trading common
  stock in exchange for services ......................   $128,071

Issuance of 25,783 shares of restricted (R-144) common
  stock in settlement of accounts payable .............   $117,518

Issuance of 67,037 shares of restricted (R-144) common
  stock in partial settlement of senior debentures ....   $109,847




   The accompanying notes are an integral part of these financial statements.

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
              For the Year ended September 30, 1996, 1995 and 1994
1995

Supplemental schedule of non-cash and financing activities:

Acquired $2,000,000 of assets of Freeway 405 encumbered by note payable of $1,500,000 in exchange for 180,000 shares of restricted (R-144) common stock warrants and 21,200 shares of Preferred Series D Cumulative, Convertible Stock ... $1,125,000

Purchase of 100% of the assets of Results Sports and Fitness in Tucson,  Arizona through the issuance of 260,569 shares of restricted (R-144) common stock
  and 260,569 common stock warrants .....................   $  752,335

Purchase Equitas assets including $2,500,000 in AIN air time and 12 acres of land in Oklahoma City through the issuance of 886,648 shares of restricted (R-144) common stock and 886,648 common stock warrants $ 560,000

Purchase of 100% of the outstanding shares of Fitness Performance,  Incorporated through the issuance of 2,783 shares of restricted (R-144) common stock and
  2,783 common stock warrants ...........................   $    8,035

Purchase of 100% of the outstanding  shares of IFM Investments,  Incorporated to obtain 100% ownership interest in the Midlander Athletic Club in Midland, Texas through the issuance of 408,870 shares of restricted (R-144) common stock and 408,870 common
  stock warrants ........................................   $4,211,342

Purchase of Riverbend Sports Club in Ft. Worth, Texas
  through the issuance of 1,067,800 shares of restricted
  (R-144) common stock and 1,067,800 common stock
  warrants.  At the balance sheet date 418,000 shares
  are presented as subscriptions ........................   $5,875,106

Conversion of Riatta  Corporation  debt to 2,000  shares of  restricted  (R-144)
  common stock and 2,000 common
  stock warrants ........................................   $   10,114

Conversion of ITEX barter credits to 16,308 shares of restricted  (R-144) common stock and 16,308 common
  stock warrants ........................................   $  107,045

Conversion of barter credits to 1,000 shares of
  restricted (R-144) common stock and 1,000 common
  stock warrants ........................................   $    4,625

Conversion of Pacific Coast Publishing Yellow Pages
  advertisement to 3,840 shares of restricted (R-144)
  common stock and 3,840 common stock warrants ..........   $   30,000

Issuance of 113,448 shares of free-trading common stock (S-8) and 113,448 common stock warrants in exchange for services and payment of officers'
  salaries ..............................................   $  626,650

The assets of the limited partnership were liquidated
  on or about April 5, 1995, by the general partner .....
  The Company received the bicycle inventory for the
  Company's 20% interest in the partnership .............   $  116,558

Unrealized loss on non-current non-marketable equity
  securities ............................................   $  625,000

   The accompanying notes are an integral part of these financial statements.

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                      For the Year ended September 30, 1994



1994

Supplemental schedule of non-cash and financing activities:

Common stock issued in exchange for services   $      400

Repossession of affiliate ..................   $  510,000

Common stock used for bonus plan ...........   $1,346,000

Gain on sale of bicycle operation ..........   $  895,214

Trade note receivable for subsidiary .......   $2,250,000

Issue common stock for subsidiary ..........   $1,000,000

Trade air time for product rights ..........   $  250,000

Trade barter dollars for air time ..........   $1,000,000







   The accompanying notes are an integral part of these financial statements.

                         HEALTHTECH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996 AND 1995
                  ---------------------------------------------

NOTE 1.  BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization -

HealthTech International, Inc. (the Company), a Nevada corporation, was formed February 8, 1995, for the purpose of being a holding company for subsidiaries engaged in fitness, pre-employment testing, physical therapy and rehabilitation businesses.

On March 10, 1995, the Company completed a merger with USA Health Technologies, Inc. (USAHT), a Colorado corporation, for the purpose of changing the Company's domicile from Colorado to Nevada. USAHT, the predecessor holding company, owned certain subsidiaries which were engaged in manufacturing, marketing and sales of physical therapy, pre-employment testing, rehabilitation and physical fitness equipment (Healthcare, USA), had investments in commercial television air time (National Health Network, Inc.) and investments in entities which had a special line of bicycles (2 BI 2, L.P., (a Texas limited partnership)).

In December 1994, a new management team assumed control of the Company and redirected the focus of the Company toward vertically integrating within the health and fitness industry. The Company is no longer conducting certain lines of businesses pursued by the previous management team due to the subsequent sale of Healthcare, USA and Inch-by-Inch International, Inc. (Note 7).

Currently HealthTech International, Inc. and its wholly owned subsidiaries; Results Sports and Fitness, Inc., IFM Investments, Inc., Fitness Performance, Inc., Results Riverbend, Inc. and Results Stark Street, Inc. (collectively "the Company") develop and operate health and fitness clubs and market and sell fitness equipment.

Principles of Consolidation -

The consolidated financial statements include the accounts of the Company, all material wholly-owned and majority-owned subsidiaries. Investments in companies in which ownership interests range from 20 to 50 percent, and in which the Company exercises significant influence over operating and financial policies, are accounted for using the equity method. Other investments are accounted for using the cost method. All significant inter-company accounts and transactions have been eliminated.

Cash Equivalents -

Cash equivalents include cash on hand, cash on deposit and all highly liquid debt instruments with a maturity of less than ninety (90) days. The fair value of cash and cash equivalents approximates their carrying amount.

Fair Value of Financial Instruments -

The carrying value of cash, receivables and accounts payable approximates fair value due to the short maturity of these instruments. The carrying value of short and long-term debt approximates fair value based on discounting the projected cash flows using market rates available for similar maturities. None of the financial instruments are held for trading purposes.

Revenue Recognition -

The Company maintains its books and records on the accrual basis of accounting; accordingly, revenues are recognized when earned and expenses are recorded when incurred.

Certificates of Deposits -

Included in long term assets are certificates of deposits with maturities greater than one year. On September 30, 1996, the Company had a $100,000 certificate of deposit which matures October 1, 1999, is pledged as collateral on a note used to refinance the Midland club and is subject to restrictions on withdrawal until the loan is repaid.

Property and Equipment and Depreciation -

Property and equipment are stated at cost. Depreciation and amortization is computed primarily using the straight-line method over the following estimated useful lives of the assets:

          Buildings .............   40 years
          Machinery and equipment   5-7 years
          Furniture and fixtures    5 years
          Building improvements .   10 years
          Capitalized leases ....   5 years
          Leasehold improvements    shorter of 10 years or
                                    remaining term of lease

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated. Upon retirement or disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income.

Depreciation and amortization expense in 1996, 1995, and 1994 was $587,745, and $76,464 and $12,666, respectively.

Intangible Assets -

The purchase price in excess of the fair value of the net assets of the acquired entities is being amortized on a straight-line basis over the period of expected benefit of forty years. Total amortization recorded for fiscal years 1996, 1995 and 1994 was $35,561, $1,151 and $1,481, respectively. The Company periodically evaluates the carrying value of its intangible assets and, accordingly, considers the ability to generate positive cash flow through undiscounted future operating cash flows of the acquired operation as the key factor in determining whether the assets have been impaired. Should this review indicate that its intangible assets will not be recoverable, the Company's carrying value of the intangible assets will be reduced by the estimated shortfall of undiscounted cash flows. The Company has not experienced an impairment of value of any of its intangible assets as of September 30, 1996 and 1995, respectively.

Per Share Information -

Primary loss per common share has been computed based upon the weighted average number of common equivalent shares outstanding. Primary and fully diluted earnings per share have been presented separately for the period ended September 30, 1996, whereas for prior years presented, primary and fully diluted earnings per share are the same since the Company has experienced losses for those periods; dilutive common stock equivalents are excluded from the calculation of loss per share as the effect would be antidilutive. The number of common and common equivalent shares utilized in the per share computations were 3,811,068, and 1,317,000, and 271,676 in fiscal 1996, 1995, and 1994, respectively.

Basis of Presentation -

Certain financial statement items in prior years have been reclassified to conform to the current year's format.

Inventories  -

The Company accounted for its inventory by using the lower of cost or market determined on a first in - first out method. All of the Company's inventory at September 30, 1995, represented bicycles received as a liquidating distribution from 2 BI 2, L.P. (Note 3). During fiscal year ended September 30, 1996 the Company wrote off any remaining value of the bicycle inventory as worthless.

Accounting Estimates -

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Income Taxes  -

The Company adopted the provisions of Financial Accounting Standards Board No. 109 (FAS 109) effective as of October 1, 1994. Under FAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The application of FAS 109 did not have a material effect on the Company's consolidated financial statements.

Non-current Marketable Equity Securities -

The non-current portfolio of marketable securities is stated at the lower of aggregate cost or market at the balance sheet date and consists of common stocks.

Realized gains or losses are determined on the specific identification method and are reflected in income. Net unrealized losses on non-current marketable securities are recorded directly in a separate shareholders' equity account except those unrealized losses that are deemed to be other than temporary, which losses are reflected in income.

On December 2, 1994, the Company acquired 5,000,000 shares of common stock of the Equitas Group, a related party controlled by the Chairman of the Board.

Due to the restrictive nature of these securities and unavailability of market quotes to determine the present market value, the Company has reflected the total carrying value of $625,000 as unrealized loss on non-current marketable equity securities as a separate component in shareholders' equity.

NOTE 2.   CHANGES IN SUBSIDIARIES BEING CONSOLIDATED

The consolidated financial statements presented for the periods ended September 30, 1994, 1995, and 1996, included the results of operations of the Company and its wholly owned subsidiaries. The following indicates which subsidiaries were consolidated for the appropriate periods:

    September 30, 1994

       Subsidiaries:   Healthcare USA, Inc.
                       National Health Network, Inc.
                       Inch by Inch, Inc.

Healthcare USA, Inc. and Inch by Inch, Inc. were disposed of on May 3, 1995. National Health Network, Inc. was liquidated and its assets distributed to the Company in 1995.

   September 30, 1995

      Subsidiaries:   Results Sports and Fitness, Inc.
                      Fitness Performance, Inc.
                      IFM Investments, Inc.
                      USPORTmex, Inc.


   September 30, 1996

      Subsidiaries:   Results Sports and Fitness, Inc. (Tucson, Arizona club)
                      Fitness Performance, Inc. (seller of fitness equipment)
                      IFM Investments, Inc. (Midland, Texas club)
                      Results Riverbend, Inc. (Ft. Worth, Texas club)
                      Results Stark Street, Inc. (Portland, Oregon club)


Due to a changes in consolidated subsidiaries and their respective activities for each of the periods reported, the consolidated financial statements are not comparable between periods.

NOTE 3.   MERGERS, ACQUISITIONS AND STRATEGIC INVESTMENTS

Exchange Agreement with Freeway 405, Inc. -

On December 2, 1994, an exchange agreement ("Exchange Agreement") was entered by and between the Company and Freeway 405, Inc. ("FWY"), a privately held Wyoming Corporation wherein FWY agreed to transfer to the Company certain assets including: (i) $2,000,000 of television air time with American Independent Network and (ii) 5,000,000 shares of common stock of the Equitas Group, a Nevada Corporation, in exchange for (a) 140,000 units and (b) 21,200 shares of restricted Series D cumulative convertible voting preferred stock of the Company (each share convertible into 100 of the Company's units). The purchaser acquired approximately 26% of the issued and outstanding common stock, and all of the Series D cumulative convertible preferred stock of the Company. The closing of the transaction occurred December 15, 1994.

The assets acquired were encumbered pursuant to security interests in the total amount of $1,500,000 which bears interest at 9%. During fiscal year ended
September 30, 1996, $1,000,000 of this note was forgiven. In addition, all accrued and unpaid interest totaling $104,439 was forgiven.

At the time of this exchange agreement, FWY and Equitas were unrelated to the Company. Subsequent to the exchange, the Company, FWY and Equitas are considered commonly controlled entities of Gordon Hall, Chairman of the Board; accordingly, all subsequent transactions are considered related party transactions (Note 18).

USA Health Technologies, Inc. Merger -

In March 1995, the Company completed a merger with USA Health Technologies, Inc. (USAHT), (the Colorado corporation), whereby USAHT was merged directly into HealthTech International, Inc. for the purpose of changing the domicile of the corporation from Colorado to Nevada. Approximately 397,020 (reverse split adjusted) shares of HealthTech were exchanged for all the outstanding common and preferred stock of USAHT. Upon presentation to the transfer agent of the Nevada corporation the existing certificates representing shares of common or preferred stock or any other security of the Colorado corporation which was issued and outstanding on the effective date of the merger will be overstamped to reflect the merger. The merger has been accounted for as a pooling of interests. Since the Company was organized for the purpose of effecting the merger, prior period financial statements were not impacted, except that the number of shares authorized was increased from 400,000 to 510,000,000 for all classes of stock and par value of the stock was changed from $.01 to $.001. These changes have been appropriately reflected in the accompanying financial statements.

Acquisition of Certain Equitas' Assets -

On April 15, 1995, the Equitas Group, Inc. a Nevada corporation, Perron Styles, Inc., a Wyoming corporation and subsidiary of the Equitas Group, Inc., (collectively referred herein as Equitas) entered into an asset purchase agreement whereby the Company acquired the following assets from Equitas: the goodwill and all other valuable rights, title and interest to the business commonly known as "Results Sports & Fitness" Health Club (Results) located in Tucson, Arizona, including all of the buildings, leasehold improvements, leases, fixtures, personal property and equipment which was held, owned, or leased by, said business; a 12 acre parcel of raw undeveloped land near Oklahoma City, Oklahoma; two million five hundred thousand dollars ($2,500,000) of television air time credits with the American Independent Network; and a one hundred percent ownership interest in all of the issued and outstanding common stock of Fitness Performance Systems, Inc. (Fitness), a distributor of popular fitness and exercise equipment manufactured by Flex Equipment of Corona, California. (the aforementioned assets shall collectively be referred to herein as the "Equitas assets"). The Equitas assets were purchased by the Company for (1,150,000) of Rule 144 restricted units. At the time of the acquisition, the market price per unit of free trading units of the Company was $5.50. Mr. Gordon Hall, Chairman of the Company, is also the Chairman of the Board and has a controlling interest, in Equitas Group, Inc. This transaction was between related parties and was recorded at Equitas' historical cost and not at the fair market value of the underlying assets acquired.

The net purchase price was allocated as follows:

                                  Results       Fitness   Other Assets  Total
                                  -------       -------   ------------  -----

Property and equipment, net .    1,671,093      $17,171     $  --    $1,688,264


Other assets ................       81,123      361,241     442,364        --

Oklahoma property ...........         --           --        60,000      60,000

Prepaid advertising due bills         --           --     2,500,000   2,500,000

Notes and capitalized lease
  payables ..................     (788,067)     (94,203)       --      (882,270)

Other liabilities ...........     (211,814)    (276,173)       --      (487,987)

                                ----------    ----------   ---------  ----------
                                  $752,335       $8,036   $2,560,000 $3,320,371
                                ==========    ==========  ========== ===========

The operating results of Results and Fitness have been included in the consolidated statement of income from the date of acquisition.

IFM Investments, Inc.  Acquisition -

On June 5, 1995, the Company acquired all of the issued and outstanding shares of IFM Investments, Inc. ("IFM") in exchange for 340,000 shares of the Company's restricted units and the assumption of certain liabilities. The acquisition consisted of the following:

 Common stock issued to IFM stockholder ..........................   $3,655,000
 Common stock issued to satisfy debts ............................       92,869
 Direct costs of acquisition .....................................      403,700
 -----------------------------------------------------------------   ----------

                                                                     $4,151,569

In addition to the above,  the  Company is subject to an  additional  contingent consideration based upon the realization of certain amounts by the former stockholder of IFM. If total consideration of at least $900,000 is not realized within two years from the stock received pursuant to share sales and an associated consulting agreement, which calls for a $10,000 per month fee, up to an additional 340,000 shares of the Company's common stock is issueable to the former stockholder of IFM to satisfy the additional consideration. The contingent consideration is not included in the acquisition cost total above but will be recorded if the minimum of $900,000 has not been realized. Based upon the stock price as of September 30, 1995, the contingent consideration is estimated to be zero.

The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $138,122 and has been recorded as an intangible asset, which is being amortized on a straight-line basis over 40 years. The amount of intangible asset amortization for this acquisition for period ended September 30, 1996 and 1995 was $2,302 and $1,151, respectively.

The net purchase price was allocated as follows:

            Property and equipment .................   $ 5,334,758
            Other assets ...........................         1,586
            Costs in excess of net assets acquired .       138,122
            Negative working capital other than cash       (31,047)
            Other liabilities and a note payable ...    (1,291,850)
                                                       -----------

                                                       $ 4,151,569

The operating results of this acquired business has been included in the consolidated statement of operations from the date of acquisition.

USPORTmex Acquisition -

On September 25, 1995, the company acquired all of the issued and outstanding stock of USPORTmex, (a Mexican company,) in exchange for 2,833 shares of restricted units of the Company. At the acquisition date, there were no identifiable assets or liabilities of USPORTmex. Accordingly the entire acquisition value of $14,459 was allocated to costs in excess of net assets acquired and will be amortized on a straight-line basis over 40 years.

During 1996, USPORTmex would not voluntarily report operating results or other appropriate financial information to the company. As a result, no financial information has been included in these financial statements. During the second quarter, the acquisition was rescinded by mutual agreement. All of the shares the company issued relative to this transaction were returned to the Company and canceled. The acquisition value was reversed in the Company's financial statements as through the acquisition had not occurred.

Riverbend Sports Club Acquisition -

On September 30, 1995, the Company entered into an agreement to purchase the buildings, improvements, equipment, and the associated real property of the Riverbend Sports Club (Riverbend) located in Ft. Worth, Texas. The acquisition consisted of the following consideration:


    Common units issued to Mar Court Investments, Inc.
      650,000 units valued at $6.625 per unit                        $4,306,250

    Common units issued subsequent to year end,
      200,000 units to Mar Court valued at $3.625 per unit              725,000

    Direct costs of acquisition issued subsequent to
      year end, 217,800 units valued at the closing
      bid price on date of issuance                                     843,856
      -------------------------------------------------------------------------
                                                                     $5,875,106


The acquisition has been recorded using the purchase method of accounting, the excess of the aggregate purchase price over the fair value of the net assets acquired was $1,284,526, and has been recorded as an intangible asset, which will be amortized on a straight-line basis over 40 years. The amount of intangible asset amortization for this acquisition for the period ended September 30, 1996 and 1995 was $32,113 and $0, respectively.


In addition to the units issued, the Company executed a note payable to the seller for $500,000 secured by the assets of Riverbend, which is due in monthly interest payments of $3,958 per month at 9.5%. The entire unpaid principle and any accrued interest was due October 1, 1996 (Note 9).

The net purchase price was allocated as follows:


             Property and equipment ...............   $ 3,977,063
             Land and improvements ................     1,129,199
             Costs in excess of net assets acquired     1,284,526
             Note payable due seller ..............      (500,000)
             Capitalize lease obligations assumed .       (15,682)
                                                      -----------

                                                      $ 5,875,106
                                                      ===========



Effective October 1, 1995, all of the assets and liabilities were exchanged for the issued and outstanding stock of a newly formed corporation organized for the specific purpose of owning the net assets and operating the Riverbend Athletic Club.

Stark Street Sports Club Acquisition -

On July 15, 1996, the Company purchased the building, improvements, equipment and real property of the Stark Street Athletic Club located in Portland, Oregon. The acquisition consisted of the following consideration:

         Common units issued to seller - 69,018
           valued at $4.125                                  $284,700

         Debt and capitalized lease
           obligations assumed                                457,238
                                                              -------
                                                             $741,938

The acquisition was recorded using the purchase method of accounting and was allocated to the assets acquired as follows:

         Land                                                $199,000
         Building                                             507,012
         Furniture, fixtures and equipment                     26,981
         Capital lease equipment                                8,945
                                                           ----------
                                                             $741,938

Effective as of the date of acquisition, all of the assets and liabilities were exchanged for 100% of the issued and outstanding stock of a newly formed
subsidiary  of  the  company,   Results  -  Stark   Street,   Inc.  (a  Delaware
corporation).

The following pro forma financial data presents the Company's unaudited, pro forma statements of operations for the year ended September 30, 1996, giving effect to the consummation of the Stark Street, Inc. as if such transactions had occurred on October 1, 1995. The unaudited pro forma condensed statements of operations do not purport to represent what the Company's actual results of operations would have been had such transactions in fact occurred on such date. The unaudited pro forma condensed statements of operations also do not purport to project the results of operations of the Company for any future period.

                                                       Period ended
                                                    September 30, 1996

         Revenues                                              $   325,000
         Operating expenses                                        230,000
                                                                   -------
         Income from operations                                     95,000
         Other expenses                                             23,288
                                                                   -------

         Income before provision for income taxes                   71,712
         Provision for income taxes                                      0
                                                                   -------
         Net income                                             $   71,712
                                                                    ======

         Net income per share                                        $ .02
                                                                    ======

         Weighted average number of common shares outstanding    3,811,068

NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment is summarized as follows at September 30:

                                               1996            1995
                                               ----            ----

       Land ............................   $  2,356,779    $  2,007,778
       Buildings and improvements ......     10,143,167       9,636,155
       Furniture, fixtures and equipment      1,259,827         683,710
       Less accumulated depreciation
         and amortization ..............       (736,527)       (184,893)
                                           ------------    ------------

             Net property and equipment    $ 13,023,246    $ 12,142,750
                                           ============    ============


Equipment under capital leases was $761,124, and $361,873 and accumulated amortization was $196,167, and $51,396 at September 30, 1996 and 1995, respectively.

NOTE 5.   PREPAID ADVERTISING CREDITS

The Company acquired deferred advertising and broadcast airtime credits, primarily in exchange for common stock, from related parties aggregating $7,300,000. The advertising and broadcast credits were recorded at net realizable value, based upon the seller's published rate cards at the date of acquisition or the historical founder's cost as it relates to related party transactions, whichever was lower. These credits have expirations ranging from 5 to 10 years from date of issuance of September 29, 1995, and January 1, 1994, respectively.

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

Management also intends to enter into joint venture arrangements to market various products. It is their intention to market these products over various television/radio networks by utilizing a portion of these airtime credits. However, if management is not successful in implementing the above strategies to realize the recorded values of the credits and impairment of these assets are realized, the Company will realize a significant and material reduction in its overall equity.


NOTE  6.   NOTE RECEIVABLE

During the period ended September 30, 1996, the Company entered into an agreement with an unrelated third party to sell the rights to operate general medical diagnostic, chiropractic, therapeutic, and post surgical rehabilitation health care centers in each of its clubs up to a maximum of seven total locations. Total consideration received in exchange for these rights was a $750,000 non-refundable fee for the right to establish and operate the medical centers. The fee is payable in the form of a collateralized note receivable bearing interest at 9%, due September 29, 2001. The first year's interest was prepaid and income recognition been deferred until earned. Interest for years 2 through 5 is due quarterly.

The fair value of this note approximates its face amount and is estimated based on discounted cash flows using the Company's current risk-weighted interest rate.

NOTE 7.   DISCONTINUED OPERATIONS

In the prior fiscal year, the Company sold two of its subsidiaries, Healthcare USA, Inc. (HUSA) and Inch by Inch, International, Ltd. (IBI), which corporations hold the trademark, patent application and other proprietary rights to the Evaluator (TM) and to the continuing passive motion units ("CPM" units also known as "toning tables"). At the date of disposition, IBI had filed a petition for Chapter 11 bankruptcy protection and the purchaser agreed to assume the assets and liabilities of both companies. The purchaser also received 2,000,000 shares of Bora Capital Corporation stock and $200,000 in prepaid advertising due bills to be redeemed as air time credits upon the American Independent Network. The Company realized a $962,398 gain on the sale. All taxes will be offset by prior loss carry forwards that lapse upon the sale.

Summary operating results of discontinued operations, excluding the above gain, for periods ending September 30, 1995, were as follows:


                                                          1995

               Net sales ...........................   $ 285,688
               Cost of sales .......................    (216,175)
               Operating expense ...................    (876,362)
               Income tax (Note 12) ................        --
                                                       ---------
               Net loss from discontinued operations   $(806,849)
                                                       =========

NOTE 8.   INCENTIVE COMPENSATION PLANS

The Company has an Incentive Compensation Plan which provides awards to officers, employees and consultants of the Company, who, individually or as a group, contribute in a substantial degree to the success of the Company. The S-8 registration dated June 1, 1996, allowed for the designation of 1,000,000 units for awards pursuant to this plan. During the fiscal years ended September 30, 1996, and 1995, the Company issued 354,253 and 306,208 shares under this plan for a value of $762,293 and $1,816,080, respectively.

NOTE 9.   NOTES PAYABLE AND CAPITALIZED LEASE OBLIGATIONS

Notes payable and capitalized lease obligations are summarized as follows at September 30,:

                                                          1996         1995
                                                          ----         ----

Senior debentures (a) ............................     $ 63,500     $ 360,000

Results Sports & Fitness, Inc. (b) ...............      485,401       498,193
Freeway 405, Inc. note (c) .......................      500,000     1,500,000
IFM note (d) .....................................      791,000     1,228,784
Results Riverbend, Inc. note (e) .................      500,000       500,000
Results Stark Street, Inc. note (f) ..............      399,792             0
Capitalized lease obligations (Note 10) ..........      418,254       281,952
Other notes payable ..............................       54,400       100,428
--------------------------------------------------   ----------    ----------
                                                      3,212,347     4,469,357
   Less current maturities .......................   (1,526,017)   (3,869,299)
                                                      ---------    ----------

                                                    $ 1,686,330     $ 600,058
                                                    ===========    ==========

(a) In September 1994, the Company issued senior debentures, collateralized by all of the assets of the Company, due in six months with an option to extend maturity an additional six months as part of a private placement of common stock. These notes originally bore interest at the rate of 12% and at the holders option could be converted into common stock. The Company exercised its option to extend payment until September 1, 1995. Prior to maturity the debentures were re-negotiated to mature on September 30, 1995, and the interest was increased from 12% to 17%.

         In February 1996, the Company and the debenture holders reached agreements wherein the holders agreed to a cash and stock payment. Cash of $194,000 was paid and 79,084 shares were issued. Most of the debenture holders agreed to multiple cash payments, but the only payment made by the Company was the first. As of September 30, 1996, the Company still owed $63,500 on these agreements. No provision was agreed upon for interest on the unpaid balance.

(b) The Results Sports & Fitness, Inc. note was assumed from the seller as part of the Results acquisition. The note is secured by the club's building and improvements. It bears interest at the rate of prime plus 2% and requires monthly payments of $6,065 with a balloon payment of approximately $426,000 due on November 23, 1998. In addition to the balloon payment due on November 23, 1998, the Company is also required to make an additional payment of 14% of the outstanding principle which approximates $59,920.

(c) The Freeway 405, Inc. (a related party) note was issued to facilitate the Company's exchange of assets. The note was due on January 15, 1995, and has a stated interest rate of 9% and is secured by certain assets (Note 3). As of September 30, 1996, Freeway 405 forgave the Company of all accrued interest and did not charge interest during 1996.

(d) For the period ended September 30, 1996, the IFM note was payable to a bank in monthly installments of $9,416.00, including principal and interest, at the bank's stated prime rate which approximated 9.25%. The note matures September 27, 1999 and is secured by (1)50,000 shares of the Company's common stock, (2) a $100,000 CD placed with the bank, and (3) the real property owned by IFM. The loan is subject to a loan agreement which contains several negative covenants, one of which requires IFM to limit capital expenditures and the incurring of lease obligations in any fiscal year to $25,000 and $10,000, respectively. As of September 30, 1996, IFM was in substantial compliance with the terms of this agreement. The prior year's note was assumed in conjunction with the acquisition of the Midlander. The note was secured by the land, building and improvements of the Midlander, and bore interest at 14% and required monthly payments of $14,806. This note was retired in full during fiscal year 1996.

(e) The Riverbend note was issued by a Corporation to facilitate the Company's acquisition of the club. The note is secured by land, building and improvements of Riverbend. The note bears interest at the rate of 9.50%, and requires monthly interest payments of $3,958 with the entire unpaid principal balance due, after extensions and modifications, April 1, 1998. Principal installments of $250,000 are due at various times during fiscal year ending 1997.

(f) The Stark Street note was assumed in conjunction with the purchase of the Stark Street club. The note is payable to a bank in monthly installments of $4,082 including variable interest ranging from 5 3/4 % to 12 3/4 %. At September 30, 1996, the rate being charged was 11%. Unless accelerated, subject to loan agreements, the note matures July 8, 2117. The note is secured by land, building and improvements of the Stark Street club. This note was originated as an SBA loan and, among other things, is subject to the rules and regulations of the SBA. Except as stated in Note 16, the Company was in substantial compliance with all of the provisions of the loan agreements.

          Aggregate maturities on long-term debt as of September 30, 1996 are as follows:

                         Period Ending
                         September 30,        Amount
                         -------------        ------



                          1997              $1,526,017
                          1998                 409,990
                          1999               1,237,508
                          2000                  37,232
                          2001                   1,600
                          Thereafter                 0
                                            ----------

                                            $3,212,347


        Interest costs incurred for period         1996               1995
            ended September 30,                    ----               ----

                                              $ 358,704          $ 199,724
                                              =========          =========


The weighted average interest rate on short-term borrowings outstanding as of September 30, 1996 and 1995 was 11.9% and 12.25%, respectively.

See Note 16 for additional commitments and contingencies.

NOTE 10.  CAPITAL LEASE OBLIGATIONS

The Company leases various equipment under capital leases. The capital leases in effect as of September 30, 1996, are scheduled to expire between the years 1997 and 2001. At the expiration of the lease terms, the Company may exercise options to purchase the equipment for fair market value or a bargain value. Amortization is computed by the straight-line method and has been included in depreciation. Based on items leased as of September 30, 1996, monthly lease payments are approximately $27,583. As of September 30, 1996 and 1995, the gross amount of assets recorded under capital leases totaled $399,251 and 361,873, respectively. Accumulated amortization related to those assets totaled $196,167 and $51,396 as of September 30, 1996 and 1995, respectively.

The total minimum future lease payments under these leases at September 30, 1996 are as follows:


                            Period ending
                            September 30,
                                 1997            282,190
                                 1998            113,659
                                 1999             55,430
                                 2000             35,401
                                 2001              1,630
                                                   -----

       Total minimum lease payments              488,310

       Less amounts representing interest        (70,056)

       Present value of minimum lease payments $ 418,254
                                               =========

 In addition to the minimum lease payments, the Company is responsible for insurance, taxes and maintenance of the equipment.


NOTE 11.   EQUITY

Preferred Stock

Series A,B & C  -

Shares of the Series A and B preferred stock was convertible into shares of common stock upon the occurrence of certain events. Each share of Series A convertible preferred stock was convertible into one share of common stock in the event that the Company had a net income after taxes of at least $900,000 for the year ended September 30, 1993. Each share of Series B convertible preferred stock could have been converted into one share of common stock in the event that the Company has a net income after taxes of at least $1,500,000 for the year ended September 30, 1994. Two thousand (2,000) shares of Series C convertible preferred stock were issued to the former shareholders of HUSA in the pooling transaction. The Series C convertible preferred stock was convertible into such number of shares which, when added to the eighty thousand (80,000) common shares issued in the pooling transaction, would equal 80% of the total shares of the Company's common stock issued and outstanding in the event that HUSA has a net income before taxes of at least $1,000,000 during the fiscal ended September 30, 1994. To the extent that HUSA's net income before taxes is less than $1,000,000 a proportionate number of shares was to be issued. Each share of Series C convertible preferred stock would have one vote per share and vote together with the Company's common stock as a single class, and have a liquidation preference of $.01 per share ($1,000 in the aggregate).

In conjunction with the exchange agreement between Freeway 405 and the Company, the above preferred stock series were retired to the treasury and subsequently canceled.

Series D  -

On December 15, 1994, a new series of preferred stock was authorized and issued to Freeway 405 for 21,200 shares. The Series D cumulative convertible voting preferred stock have preferential rights as to dividends declared or paid and any possible voluntary or involuntary liquidation or winding up of the affairs of the Company over all other classes of stock of the Company and are cumulative in nature. The liquidation preference is at par.

Each share of Series D preferred stock is convertible into 100 fully paid and non assessable units. Additionally, the holder of the Series D stock has voting rights equal to 100 shares of the Company's common stock, together with the Company's common stock as a single class of stock.

On December 29, 1994, the holder of the Series D stock converted 2,000 shares into 200,000 of common.

Reverse Stock Split -

On March 10, 1995, the Company's board of directors authorized a fifty-for-one (50:1) reverse stock split for all classes and series of the Company's issued and outstanding stock and warrants.

On the same day, the Company's domicile was changed from Colorado to Nevada (Note 2) and the par value of all classes and series of the Company's stock was changed from $.01 to $.001. Shareholders' equity has been restated to give retroactive recognition to the reverse stock split in prior periods by reclassifying from the appropriate stock accounts to additional paid-in-capital the par value of the reduction in the amount of the shares outstanding as a result of the reverse split. In addition, all references in the financial statements to number of shares, per share amounts, warrants and option data, and market prices of the Company's common stock have been restated.

Warrants  -

The Company  issues its common  stock as a unit of one (1) common  share and one
(1) Class A purchase warrant. The strike price on the Class A warrant is $15.00 plus one warrant per share.

As of September 30, 1996, 1995, and 1994, the Company had outstanding warrants of approximately 4,410,000, and 3,166,698, and 298,696, respectively.

To date the Company has not issued any stock due to an exercise of warrants.

Restricted securities -

In the prior two periods the Company has utilized a significant amount of restricted Rule 144 stock to conduct its business expansion through acquisitions, compensate employees and consultants, and pay for other business transactions. Rule 144 stock is restricted for a 2 year period from the date of issuance, at which time the security, under certain conditions, can be freely traded. The following is a schedule of when previously restricted stock will be eligible to become free trading during the periods ending September 30, 1997 and 1998:


                                                        1997         1998

          Unrelated parties                      1,407,967            -
          Related parties (Note 16)              1,139,061         518,143
                                                 ---------         -------

               Total Shares                      2,547,028         518,143
                                                 =========         =======

The Company's float as of September 30, 1996 and 1995, was approximately 1,421,000 and 623,000 shares, respectively.

Additional paid-in capital -

The additional paid-in-capital of the Company principally represents the excess of fair market value of acquisitions made, assets purchased and services received over par value of units issued for these transactions.

NOTE 12.  PRIOR PERIOD ADJUSTMENTS AND ERROR CORRECTIONS

The accumulated deficit balance at September 30, 1995, has been restated from the amount previously reported to reflect a correction of an amount reported as deferred tax assets of $645,666. In accordance with FAS 109 relating to income taxes, and based on the financial difficulties that the Company was experiencing at the end of the last fiscal year, it was more likely than not that the tax benefits generated would be utilized. FAS 109 requires a valuation allowance to reflect the impairment of the tax benefit in such cases. Therefore the accumulated deficit was adjusted by $645,666 to reflect the write-down of the deferred tax asset.

In addition to the above, the accumulated deficit balance at period ending September 30, 1995, has been restated from the amount previously reported to reflect a correction in the amount reported as Investment in 2 bi 2, L.P. of $378,445. Pursuant to a review of the balance sheets of this partnership for the prior fiscal year and an analysis of the amount received as a liquidating distribution from the partnership during the current fiscal year, the Company has determined that this investment was overstated by $261,886. Accumulated deficit for the prior period will be adjusted by this amount to reflect the write-down of this investment account.

The balance of common stock and the number of shares outstanding at September 30, 1994, has been restated to account for a variance in the number of shares issued and outstanding at the end of the year per previous 10K filings and the number of shares outstanding per the transfer agents' report. The number of shares issued and outstanding was stated at 321,961 versus the correct issuance of 298,696 (split adjusted).

The accumulated deficit as previously reported at September 30, 1994, and as it would have appeared at September 30, 1995, if no adjustments were made is as follows:


                                                  1994         1995
                                                  ----         ----

        Accumulated deficit at October 1 ..  $(4,996,893)  $(4,084,281)
        Net loss ..........................     (871,248)     (912,612)
                                              ----------    ----------

        Accumulated deficit at September 30  $(5,868,141)  $(4,996,893)
                                              ==========    ==========

NOTE 13.  EXTRAORDINARY INCOME (LOSS)

During September 1996, the Company received formal notice from Freeway 405, Inc., a major shareholder of the Company and an entity controlled by Gordon Hall, Chairman of the Board, that it would cancel $1,000,000 of the $1,500,000 note payable due to Freeway 405, Inc. Additionally, interest accrued during the year ended September 30, 1995 totaling $104,439 was forgiven and no interest was charged during any part of the year ended September 30, 1996. In accordance with the "Statement on Financial Accounting Standards 4" (FAS 4), the Company has reported this gain on the extinguishment of debt as extraordinary income, net of the tax provision of $375,509.

During the year ended September 30, 1995, the Company discontinued operation of its subsidiaries National Healthcare, Inc., Inch By Inch, Inc. and Healthcare USA, Inc. and for the year ended December 31, 1994, the Company recognized a significant gain on the disposal of assets (see Note , Discontinued Operations). For both years, the gains and losses as outlined are reported as extraordinary income.

NOTE 14.   INCOME TAXES

The net deferred tax asset (liability) consisted of the following components as of September 30, 1996 and 1995:


                                                    1996      1995
                                                    ----      ----
          Deferred taxes relating to:
          Timing differences:
               Net operating loss carry forward   $336,584   $528,956

               Deferred tax liabilities .......       --         --
                                                  --------   --------

          Net deferred asset ..................   $336,584   $528,956
                                                  ========   ========


The components giving rise to the net deferred tax asset described above have been included in the accompanying balance sheets as of September 30, 1996 and 1995 are as follows:

                                                    1996       1995
                                                    ----       ----

          Deferred tax benefits                  $336,584    $528,956

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

The provision for income taxes for the years ended September 30, 1996, 1995 and 1994, consisted of the following:

                                                     1996       1995
                                                     ----       ----

          Provision for income taxes
           before extraordinary items .......   $(183,137)   $ 528,956
         Provision for extraordinary items ..     375,509         --
         Deferred for income taxes (benefits)   $ 192,372    $ 528,956

There have been no taxes paid during any of the years stated due to the operating losses generated in 1995 and the subsequent utilization in 1996. All deferred assets generated during the year ended September 30, 1994 and all years prior were charged to income during fiscal year September 30, 1995 since they relate to subsidiaries that were sold during the year. Internal Revenue Regulations require a continuity of similar business operations in order to maintain the tax benefits associated with net operating losses when subsidiaries are disposed of. This continuity was not maintained when the former subsidiaries were disposed and new ones acquired during the year ended September 30, 1995.

Federal tax regulations allow a fifteen year carry-forward of net operating losses. Accordingly the deferred tax benefits listed above are set to expire in the year 2011.


NOTE 15.   CONCENTRATION OF CREDIT RISK

The Company markets its products principally to customers in the respective markets where the Company's clubs are located. Management performs regular evaluations concerning the ability of its customers to satisfy their obligations and records a provision for doubtful accounts based upon these evaluations. The Company's credit losses for the periods presented are insignificant and have not exceeded management's estimates.

NOTE 16.   COMMITMENTS AND CONTINGENCIES

Contingent liabilities -

IFM acquisition contingency -

On June 5, 1995, the Company entered into a purchase agreement for all of the issued and outstanding stock of IFM, Inc. Pursuant to this agreement and a related consulting agreement, the Company agreed to pay the former stockholder of IFM a consulting fee of $10,000 per month and guaranteed that in conjunction with the consulting fees and sale of the stock, after the restriction period of 24 months, he would realize a minimum of $900,000. It is estimated that the Company's stock would have to decrease to $1.94 per unit before additional shares and/or consulting fees are due.

As of September 30, 1996, the Company ceased payments relative to the consulting agreement due to nonperformance of the former shareholder under the terms of the agreement.

Notes payable stock commitment -

Under terms of the loan agreement refinancing the Midland club, the Company pledged, among other things, 50,000 fully paid and unrestricted shares of common stock of HealthTech. If the value of these shares become less than $150,000 at the end of any given calendar quarter, the Company is obligated to deposit with the bank within 10 business days, additional fully paid and unrestricted shares of common stock of HealthTech such that the value of all shares pledged is a minimum of $150,000. As of yearend no additional share were required to be pledged. The Company is also a primary guarantor under terms of the note which at year end was $791,000.

Leases -

The Company has entered into a non-cancelable operating lease for land at its Tucson club (Results). The term of the lease is for fifty years with the option of three 10 year extensions. Future minimum payments are as follows at September 30, 1995:

                     Period Ending
                     September 30,                   Amount
                     -------------                   ------

                         1997                        $ 48,672
                         1998                          48,672
                         1999                          48,672
                         2000                          48,672
                         2001                          48,672
                         Thereafter                 2,348,424

Litigation -

A claim by the Comptroller of Public Accounts for the State of Texas against IFM Investments, Inc., a wholly owned subsidiary of the Company, for $463,147 in unpaid sales taxes, was made in the last quarter of calendar year 1996. Management believes that this is an erroneous claim in that the unpaid sales taxes relate to a period prior to their acquisition of IFM Investments, Inc., and that the liability is attributable to another entity which the Company does not now, nor has at any time in the past, had any relationship to or affiliation with. IFM is currently appealing this claim and management strongly believes it will prevail in this case.

In June, 1996, a lawsuit was filed against the Company in the 201st District court of Travis County, Texas, under Cause No. 96-03174, with such suit being styled Stephen E. Chapman v. HealthTech International, Inc., et al. In the lawsuit, the Plaintiff asserted stock fraud claims against the Company and other parties that were formerly the management of the Company (no present management personnel were sued). The Plaintiff claimed damages of between $1,000,000 and $3,000,000. This lawsuit was settled on January 30, 1997. Pursuant to the terms of the Settlement Agreement, the Company is not directly obligated to pay any sum to the Plaintiff. However, per the Settlement Agreement, the Company has issued a contingent guarantee to the Plaintiff in the amount of $700,000 if the Plaintiff does not realize at least this much out of future sale proceeds from the company stock issued to him directly by the Company or by Gordon Hall, Chairman. Based upon the number of shares available to the Plaintiff, management believes it is remote that the Company will ever be required to pay any amount under the terms of the guarantee. Accordingly, no reserve for this contingent liability has been recorded.

Results Sports & Fitness, Inc. -

On February 1, 1996, the Pima County Treasurer obtained a lien against the real property owned by the Company in Tucson, Arizona for nonpayment of property taxes for 1994. On October 8, 1996, subsequent to year-end, the Treasurer obtained an additional lien for 1995. The total lien amount, including interest and penalties is $74,907.

Employment Agreements -

The Company has employment agreements with its executive officers, the terms of which expired in December, 1995. Such agreements, provide for minimum salary levels, as well as, compensation in the form of free trading Company units per month. The aggregate commitment for future salaries at September 30, 1995, was approximately $112,500. Also noted in Note 18, Related Party Transactions, the Company owed the executive officers $262,269 in compensation as of September 30, 1995. Pursuant to agreements entered into by and between the Company and its two highest ranking executive officers elected to forego the remaining amounts due under these contracts in the period ended September 30, 1996.

Results - Stark Street, Inc. Loan -

As part of the acquisition of the Stark Street Club, the Company assumed a loan originated through a local bank and the Small Business Administration. The loan agreements contain a "due on sale" clause if the property is transferred without prior written approval of the lending institution. Such approval was not obtained in conjunction with the acquisition of the club. While the Company is currently in substantial performance with other provisions and covenants contained in the loan agreements, should the lending institution discover the property was transferred without approval, the remaining unpaid balance could be accelerated and become immediately due and payable. The remaining balance at September 30, 1996, was approximately $399,792.


Going Concern and Management Plans -

The auditor's reports dated November 14, 1994, (who has since ceased operations) for the period ended September 30, 1994, raised substantial doubt about the Company's ability to continue as a going concern. This concern was raised due to continuing losses and substantial doubts as to the realization of material assets that, should the Company not realize such assets, the Company would be insolvent.

The Company's consolidated financial statements for the period ended September 30, 1996 and 1995, respectively have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $871,248 for the year ended September 30, 1995, and as of this same date had a accumulated deficit of $6,775,694. Due to the change in controlling ownership and management during that year, the Company has undertaken an aggressive growth plan to vertically integrate in the health and fitness industry.

Management recognizes that the Company must refinance most of its short-term debt to improve its working capital which is a negative $2,672,879 and $3,976,839 at September 30, 1996 and 1995, respectively. Management's plans include consideration of the sale of additional equity securities under appropriate market conditions, alliances or other joint venture agreements with entities interested in and resources to support the Company's aggressive expansion programs or other business transactions which would generate sufficient resources to assure continuation of the Company's operations.

The Company has retained investment banking counsel and advisors to advise it on the possible sale of equity securities as well as to assist in the evaluation of potential partnering opportunities. Management expects that these efforts will result in a significant interest and opportunity to enhance its operations and profit potential. However, no assurance can be given that the Company will be successful in raising additional capital or entering into a business alliance. Further, there can be no assurance, assuming the Company successfully raised additional funds or enters into a business alliance, that the Company will achieve profitability or positive cash flow.

NOTE 17.   SUBSEQUENT EVENTS

Acquisition of West Hollywood Club -

On October 15, 1996, CGH Inc. (CGH), a newly formed, wholly-owned subsidiary of the Company, entered into an agreement to purchase a club located in West
Hollywood, California for approximately $1,220,000. Prior to closing the transaction, CGH discovered material operating requirements were not disclosed. CGH elected not to close the transaction and canceled any shares which were exchanged as part of the purchase agreement. The Company does not expect any material, adverse ramifications relating to this transaction.

Exchange of stock for debt -

On December 4, 1996, FWY 405, Inc., the controlling entity of the Company, forgave the remaining balance owed to it of $500,000 and any accrued interest in exchange for 2,731,982 shares of the common stock of the Company. Subsequent to this transaction, FWY 405 held 2,747,795 shares of common stock, representing approximately 38% of the total issued and outstanding shares. After giving effect to the conversion features of the Series D preferred stock, FWY 405 would hold approximately 51% of the total issued and outstanding shares.

NOTE 18.   RELATED PARTY TRANSACTIONS

The Company transacts business with several corporations that are owned or controlled by the chairman of the board.

In conjunction with the exchange agreement with Freeway 405, the Company became a controlled entity of Freeway 405, when considering the conversion features of the Series D convertible preferred stock (convertible at 100:1) and the 180,000 shares received (Notes 2 and 10).

The Equitas Group, Inc. (Equitas), which is majority owned or controlled by the chairman of the board, purchased 100% of the stock of 2 BI 2, Inc. from the Company and contributed the assets to 2 BI 2, Ltd., a partnership which was 80% owned by 2 BI 2, Inc. and 20% by the Company. The bicycle inventory of the partnership was distributed to the Company as a result of the partnership liquidation (Notes 1 and 11).

On April 5, 1995, the Company purchased certain assets from Equitas (Note 3).

During fiscal year ended September 30, 1995, Equitas and Seven H provided funds to pay certain operating expenses of the Company. All of the Seven H funds were repaid during fiscal 1995. The Equitas loans are detailed below.

Essex Park, Inc. (Essex), another corporation controlled by the Chairman of the Board, entered in an agreement to purchase the assets of Riverbend from Whitman Dome Energy Corporation (a debtor in possession) on August 15, 1995. Essex subsequently assigned this contract to Mar Court Investments, Inc. (Mar Court), a corporation located in Claveria, Azcapotzalco, Mexico, that is unrelated to the Chairman, but for which the Chairman signed as an agent. On September 30, 1995, MarCourt sold Riverbend to HealthTech in exchange for stock and a note in the amount of $500,000 (Note 3).

At September 30, 1995, the Company had a note receivable due from a former officer and stockholder of the Company for $184,000. During the period ended September 30, 1996, a controlled entity of the Chairman of the Board of Rimpac Inc. purchased this note at full face value. In addition, the Chairman also purchased, for full face value, a note receivable of $50,000 from an unrelated party but for which the Company was having difficulty collecting the balance under terms of the note. Both purchases were used to offset amounts previously advanced to the Company by these related parties.

In addition to the above, the following related party balances existed at September 30, 1996:

Notes and accounts payable and accrued expenses -

Advances made to the Company by officers and controlled entities -

    Tim Williams, President - advances made to
      the Company or its subsidiaries                                   $68,000

    Gordon Hall, Chairman - advances to the Company, net                 71,150

    Equitas, Inc., controlled entity of Gordon Hall - advances, net      39,075

    RimPac, Inc., controlled entity of Gordon Hall - advances, net       34,089

    Essex Park, Inc., controlled entity of Gordon Hall, advances, net    47,667
                                                                        -------

                                                                       $259,981

The officers and controlled entities have not set repayment terms for these advances as of year end.

Office lease -

The Company leases office space, furniture, fixtures and equipment from RimPac for its corporate administrative offices. Total lease payments for the period ending September 30, 1996 and 1995, was $0 and $44,590 respectively. Management believes that this amount does not exceed fair market lease rates in the local area.

NOTE 19.  INDUSTRY SEGMENTS

The Company classifies its products into two products: Health & Fitness centers and Fitness Equipment Sales. Information about those segments for the year ended September 30, 1996 and 1995 are shown below: No information is shown for 1994 since all current operating facilities in both segments were acquired during the year ended September 30, 1995.


                                            Health &     Fitness
                                            Fitness     Equipment  Consolidated
                                            Centers       Sales       Total
                                            -------       -----       -----

Net sales to unaffiliated customers ...... %3,951,021   $1,647,109   $5,598,130
                                           ==========   ==========   ===========

Operating profit (loss) pretax ........... $(556,795)     $18,155     $(538,640)
                                           ==========  ===========   ===========

Identifiable assets at September 30, 1996 $23,959,684     $555,206  $24,707,890
                                           ==========  ===========   ===========

Depreciation and amortization expense ...    $582,321       $5,424     $587,745
                                           ===========  ===========  ===========

Capital expenditures .....................       --           --           --

Interest expense .........................   $374,927          $19     $374,976
                                           ===========  =========== ===========


Operating profit is total revenue less operating expenses, other expenses and interest. All general corporate overhead has been allocated to the health and fitness centers since the fitness equipment sales segment operates entirely autonomously from the other segment.

Identifiable assets are those used by each segment of the Company's operation and corporate assets consisting mostly of cash which have been allocated entirely to health & fitness centers because of the autonomous nature of the fitness equipment sales segment.

Item 10. Directors and Executive Officers of the Registrant.

Directors of Registrant

Tim Williams, President
Term of Office as Director: December 5, 1994 to present.
Age: 42

For a more detailed discussion of Mr. William's background see Item 1. of this Report

Gordon L. Hall, Chairman of the Board of Directors and Chief Executive Officer. Term of Office as Director: December 5, 1994 to present.
Age: 43

In addition to Mr. Hall's experience discussed in Item 1. of this Report, Mr. Hall has served in the capacity of Director, Chief Executive Officer, Chief Operating Officer and/or President of the following corporations: (i) Eagle Holdings, Inc., a Nevada public corporation, unaffiliated with the registrant;
(ii) September, 1992 to present: Equitas Group, Inc., a Nevada public corporation, affiliated by way of Mr. Hall's controlling interest and currently serving as a Director. (iii) FWY 405, Inc., a private Wyoming corporation, which is a 5% beneficial owner of the registrant, per section 13(d) of the Securities and Exchange Act of 1934 and affiliated to the registrant by way of Mr. Hall's controlling interest and currently serving as a Director.

On September 26, 1996, the Securities and Exchange Commission filed a civil complaint against Mr. Hall and others in the U.S. District Court, Arizona. The complaint and the SEC's allegations do not have anything to do with HealthTech but arise from a non-affiliated company that Mr. Hall was the Chairman of from September 1992 to October 1993 (and only maintained an office at the company for approximately six of those months) prior to joining HealthTech. The issues raised by the SEC revolve around the valuation of certain assets, the disclosure of the value of assets and the alienation of the non-affiliated company's restricted stock. The SEC is seeking to have any improper gains given up as well as injunctive relief to limit the business activities of the defendants in the action. Mr. Hall believes that the SEC's complaint is based upon misinformation and believes that once the SEC and court have been supplied correct and good information (including appraisals, internal documentation and other data) in and during the course of the proceedings the matter will be settled. Mr. Hall has properly responded to the SEC's complaint and will vigorously defend the action.

Perry Dusch, Director of Health & Fitness Operations and Secretary Term of Office as Director: December 5, 1994 to present.
Age: 36

See Item 1. of this Report for a more detailed discussion of Mr. Dusch's experience.

Executive Officers of Registrant

Gordon L.  Hall
See Directors of Registrant, above, and Item 1. of this Report.

Tim Williams
See Directors of Registrant, above, and Item 1. of this Report.

Perry Dusch
See Directors of Registrant, above, and Item 1. of this Report.

Stephen Smith, Vice President and Chief Financial Officer
See Item 1. Of this Report


Nominees For Director

Gordon L. Hall
December 4, 1995 to present.

Additional information for Gordon L. Hall can be found in the section describing directors of the registrant.

Perry Dusch
December 5, 1995 to present

Additional information for Perry Dusch can be found in the section describing directors of the registrant.

Tim Williams December 5, 1995 to present.

Additional information for Tim Williams can be found in the section describing directors of the registrant.

See Item 4. of this report for additional information.

Significant Employees

Larry Brown was the Founder and President of the Hong Kong based International Fitness Associates, Ltd. From 1980 to 1992. It was under his leadership that International Fitness Association facilitated in the development, design, management, consulting and/or FF&E procurement for over 130 clubs worldwide. Among these clubs are the distinguished Royal Hong Kong Jockey Club, in which modern American facilities and service standards were introduced into an old colonial establishment. The Aberdeen Marina Club, a 3-year construction project resulting in the consulting and management of a 300,000 square foot luxury health and leisure center, Questo, one of Japan's largest and most comprehensive suburban clubs; and most recently, the 6-year undertaking of consulting and management of The Pacific Club, a I 10,000 square foot example of 5-Star excellence

Doug Marquette has a comprehensive knowledge of operational, management and sales philosophies, drawing on over 16 years of experience in the fitness industry. As General Manager of Racquetball World & Aerobic Health Centers of California (a chain of clubs up to 280,000 square feet and with construction costs as high as $30 million per facility) he was responsible for the successful operational planning and sales of each club. Under his management, Racquetball World Fullerton was able to obtain 5,000 members prior to opening and achieved an annual revenue of $4,200,000 by the second year. In addition, Sequoia Athletic Club grossed in excess of $290,000 in one month, the most successful sales campaign ever implemented in the chain. As the Assistant National Sales Manager of Unisen, Inc. he innovated a team sales approach which resulted in an annual sales increase from $800,000 to $1,500,000.

Monte Kleinmeyer has field extensive management positions with notable organizations for 10 years. Among those positions were General Manager of New Lire World, where he organized the development and pre-sales of 6 fitness centers across the United States; Senior Sales Manager for The Los Caballeros Sports Village, one of the top ten grossing clubs in the United States, where he was directly responsible for the two highest sales years in the club's history; and Sales Manager for Unisen, Inc., a $30 million annual cardiovascular manufacturing and supply company prior to becoming affiliated with HealthTech.

Section 16(a)Beneficial Ownership Reporting Compliance
(The following people are directors, officers, beneficial owners of 10% or more registered securities under section 12 of the Exchange Act or any other person subject to section 16 of the Exchange Act that failed to file on a timely basis Forms 3, 4 and/or 5 as required under section 16(a) of the Exchange Act)

Gordon L. Hall, Tim Williams and Perry Dusch all have transactions in fiscal 1996 which require the filing of Forms 4 and 5 and all contemplate that such Forms will be filed subsequent to the filing of this Report.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

Not applicable

Incorporated by reference to Part II, Item 11. Note (1) of Summary Compensation Table to Registrant's Annual Report on Form 10-K dated March 1, 1996. (the "Executive Compensation Plan") Messrs. Williams and Hall waived their right to base salary (including the annual retainer fee) for fiscal 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners
                                                       Amount and
                     Name and Address                  Nature of       Percent
Title of Class       of Beneficial Owner            Beneficial Owner   of Class

Common Stock         The Equitas Group, Inc.             659,158            17
                     1237 S. Val Vista Dr.
                      Mesa, AZ 85204

Preferred Series D   FWY 405, Inc.                        19,200           100
                     1237 S. Val Vista Dr.
                     Mesa, AZ 85204

Common Stock         Marcourt Investments                850,000            22
                     Tebas 49, Col. Claveria
                     Azcapotzalco, Mexico D.F.

Common Stock         International Financial Management  340,000             9
                     Estafeta El Dorado
                     Apartado 6-1097, Panama

The notes to the financial statements presented in Item 8 of this report and the narrative in Item 13 of this report are both incorporated by this reference.

Item 13 Certain Relationships and related transactions

Gordon Hall, Chairman and CEO of the Company is also a director and officer of FWY 405, Inc. ("FWY") a Wyoming corporation and the Equitas Group, Inc. ("Equitas") a Nevada corporation. Mr. Hall's status with FWY and Equitas may give rise to him having a direct or indirect material beneficial ownership and/or increased pecuniary interest in the Company by way of a December 5, 1995 stock exchange agreement by and between HealthTech and FWY, and a April 5, 1995 asset purchase agreement by and between HealthTech and Equitas. Mr. Halls interests and status with the respective companies may also give rise to a controlling interest in the Registrant. Whereas, prior to FWY's purchase of Company stock there was no connection between the two entities, it is Mr. Hall's belief and position that the FWY - HealthTech stock exchange agreement was an arms length transaction. Whereas, the Equitas-HealthTech agreement was subsequent to the FWY - HealthTech agreement it could be construed not to be an arms length transaction, however, it is Mr. Hall's belief and position that the transaction was fair and equitable. In addition to the foregoing, the RimPac company and the Essex Park company have both made loans to the Company and received loan payments from the Company. Mr. Hall is a director and/or officer and/or shareholder or beneficial shareholder of both the RimPac and Essex Park companies. Based upon the stock price at the time of the transaction and subsequent to fiscal 1996, the Company exchanged 2.7 million shares of restricted (under Rule-144) shares of Company stock for the cancellation of a $500,000 note payable to FWY 405, Inc. As discussed in Item 2. of this Report, the Company leases its headquarters office space from RimPac.


Prior to joining the Company Mr. Williams was a partner in the entity which owned the Company's Tucson, Arizona club prior to it being sold to Equitas which in turn sold the club to the Company under the terms of the April 5, 1995 asset purchase agreement between the Company and Equitas. By way of the foregoing transactions Mr. Williams received certain benefits including stock of the registrant and money. In addition because of Mr. Williams relationships with the different entities the forgoing transactions my not be construed to be at arms length. Mr. Williams is also a vice president of Equitas.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on From 8-K.


(a)      1.  Financial Statements

The consolidated financial statements to be included in Part II, Item 8, appear at pages 15 to 24 of this report.

2.  Financial Statement Schedules

All other schedules and Condensed financial Statements of Registrant are omitted
because  they  are  not  applicable,   not  required  or  because  the  required
information is included in the financial statements or notes thereto.

         3.Exhibits


Exhibit 1.        (3)(i)   Articles of Incorporation

Incorporated by reference to Part IV, Item 14. of the Registrant's Annual Report on Form 10-k for the fiscal year 1995 dated March 1, 1996.

                  (3)(ii)   By-Laws

Incorporated by reference to Part IV, Item 14. of the Registrant's Annual Report on Form 10-k for the fiscal year 1995 dated March 1, 1996.

Exhibit 2.        (4)   Instruments defining the rights of security
                           holders, including indentures

Incorporated by reference to Part IV, Item 14. of the Registrant's Annual Report on Form 10-k for the fiscal year 1995 dated March 1, 1996.

See Material Contracts (10) below

Exhibit 3.        (10)   Material Contracts

                  Exhibit 3(a): Portland, Oregon Club Obligation, at page 52.

                  Exhibit 3(b): Midland, Texas Club Obligation, at page 70.

                  Exhibit 3(c): Fort Worth, Texas Club Obligation, at page 127.

                  Exhibit 3(d):  Primus Acquisition Agreement, at page 139.

Other material contracts are incorporated by reference to Part IV, Item 14. of the Registrant's Annual Report on Form 10-k for the fiscal year 1995 dated March 1, 1996.

Exhibit 4.        (11) Statement re computation  of per share  earnings:
                       See Item 7 of this Report

Exhibit 5.        (12)   Statements re computation of ratios See Item 7 of this
                         Report.

Exhibit 6.        (21)   Subsidiaries of the Registrant at page 141.

Exhibit 7.        (23)   Consents of experts and counsel at page 143.

Exhibit 8.        (27)   Financial Data Schedule

(b)  Reports on Form 8-K

HealthTech filed no reports on Form 8-K during the last quarter of fiscal 1996 or as of the date of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTECH INTERNATIONAL, INC.





By: /s/ Gordon L. Hall              Date: February 11, 1997
    ------------------
Gordon L. Hall Chief Executive Officer and
Chairman of the Board of Directors





By: /s/ Tim Williams                Date: February 11, 1997
    ----------------
Tim Williams, President







By: /s/ Perry Dusch                 Date: February 11, 1997
    ---------------
Perry Dusch, Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: Gordon L. Hall                  Date: February 11, 1997
    --------------
Gordon L. Hall, Chairman


By: /s/Tim Williams                 Date: February 11, 1997
    ---------------
Tim Williams, Director



By: /s/Perry Dusch                  Date: February 11, 1997
    --------------
Perry Dusch, Director


Supplemental Information to he Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

(c) No annual report or proxy material has been sent to the security holders. If such report or proxy material is furnished to security holders subsequent to the filing of the annual report on this Form, the Registrant shall furnish copies of such material to the Commission when it is sent to security holders.