Form 10-Q
period 1996-12-31
HEALTHTECH INTERNATIONAL INC
filed 1997-02-27
CIK 876889

14
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1996 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 1996, Registrant has a total of 6,845,470 common stock and 5,965,007 class A warrants outstanding.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                         HEALTHTECH INTERNATIONAL, INC.
                           CONSOLDIATED BALANCE SHEETS
                                    Unaudited
                    December 31, 1996 and September 30, 1996


                                     ASSETS
                                                   12/31/96           9/30/96
Current assets:
    Cash and cash equivalents                    $    37,631       $     9,018
    Accounts receivable - net of allowance
      for doubtful accounts                        1,850,740         1,176,244
    Prepaid expenses and deposits                    438,890           133,573
                                                   ---------        ----------
        Total current assets                     $ 2,327,261       $ 1,318,835

Property, plant and equipment at cost, net
  of accumulated depreciation of $892,179
  and $736,527 at 12/31/96 and 9/30/96,
  respectively                                    12,944,194        13,023,246
Land held for resale                                  60,000            60,000
Prepaid advertising expenses and barter credits    7,315,281         7,320,597
Costs in excess of net assets acquired, net of
  accumulated amortization of $45,609 and
  $36,717 at 12/31/96 and 9/30/96, respectively    1,377,040         1,385,932
Long-term certificate of deposit                     100,000           100,000
Non-current marketable equity securities (Note 1)      -                 -
Deferred tax asset                                   243,372           336,584
Notes receivable - long-term                         750,000           750,000
Other assets, at cost, net                           155,342           219,696
                                                  ----------        ----------

        Total Assets                            $ 25,272,490      $ 24,514,890
                                               =============     =============



    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                    December 31, 1996 and September 30, 1996


                       LIABILITIES AND SHAREHOLDERS EQUITY

                                                  12/31/96           9/30/96
Current liabilities
    Current portion of notes payable and
      capitalized lease obligations               $  970,827       $ 1,130,640
    Accounts payable trade                           939,605           769,573
    Accounts payable - related parties               350,898           259,981
    Accrued expenses - other                          58,924           135,089
    Deferred revenues                                927,551           871,755
    Other current liabilities                        802,503           429,299
                                                  ----------       -----------

        Total current liabilities                  4,050,308         3,596,337

Notes payable and capitalized lease obligations
 less current maturities                           1,613,786         2,081,707
                                                  ----------        ----------

        Total liabilities                       $  5,664,094       $ 5,678,044

Commitments and contingencies                          -                 -

Shareholders' equity
    Series D Preferred stock, $.001 par value,
      10,000,000 shares authorized, 21,200
      shares issued and 19,200 shares outstanding  $      19         $      19

    Common Stock, $.001 par value, 500,000,000
      shares authorized, 6,845,470 and
      4,023,751 issued and outstanding for
        12/31/96 and 9/30/96, respectively             6,845             4,024
    Additional paid-in capital                    26,447,855        25,860,070
    Net unrealized loss on non-current
      marketable equity securities (Note 1)         (625,000)         (625,000)
    Accumulated deficit                           (6,221,324)       (6,402,267)
                                                 ------------      ------------

        Total shareholders' equity                19,608,396        18,836,846
                                                 -----------       -----------

                                                $  25,272,490    $  24,514,890
                                               ==============   ==============




    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                For the periods ended December 31, 1996 and 1995

                                             Quarter Ended     Quarter Ended
                                                12/31/96          12/31/95
Revenues
     Product sales, net                          $  414,957         $  356,796
     Club revenues, net                             750,765            797,316
     Medical sales, net                             438,232              -
                                                 ----------         ----------
        Total revenues                            1,603,953          1,154,112

Operating expenses:
     Direct                                         351,896            296,175
     Selling, general and administrative            770,357          1,054,443
     Depreciation and Amortization                  159,522            138,092
                                                 ----------         ----------
        Total operating expenses                  1,281,775          1,488,710

        Gain (loss) from operations                 322,177           (334,598)

Other income (expenses):
     Interest income                                 16,875              -
     Interest expense                               (64,898)           (88,710)
                                                 -----------        -----------

        Total other income (expense)                (48,023)           (88,710)

Loss before income taxes and extraordinary items    274,154           (423,308)

Benefit (provision) for income taxes                (93,213)           143,925
                                                 -----------        -----------

Loss before extraordinary items , net of tax        180,942           (279,383)
                                                 -----------        -----------

Net income (loss)                                  $180,942          ($279,383)
                                                 ===========        ===========

Primary earnings per common share and
 common share equivalents (Note 1):

   Income (loss) from continuing operations         $  0.04            $ (0.08)

Weighted average number of common
  shares outstanding                              4,982,903           3,416,664

Fully diluted earnings per common share
  and common share equivalents (Note 1):

   Income from continuing operations                $  0.03               -

Weighted average number of fully diluted
  common shares outstanding                       6,902,903               -


    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                For the periods ended December 31, 1996 and 1995

                                                       12/31/96        12/31/95

Cash flows from operating activities:
  Net income (loss)                                   $ 180,942       $(279,383)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                     159,522         138,092
      Provision for doubtful accounts                   268,594           -
      Issuance of common stock for consulting fees       55,325         159,365
      Issuance of common stock for debt settlements     500,000          64,980
      Change in operating assets and liabilities:
        Increase(decrease) in deferred tax asset        (93,212)        143,997
        (Increase)decrease in accounts receivable      (943,089)       (120,906)
        (Increase)decrease in other receivables         (51,447)        110,679
        (Increase)decrease in prepaid expense and other  (5,807)        (42,629)
        (Increase)decrease in deposits                 (245,347)        (13,891)
        Increase(decrease) in accounts payable          260,949        (151,203)
        Increase(decrease) in accrued expenses         (105,107)       (178,716)
        Increase(decrease) in other current liabilities 291,289          23,987
        Increase(decrease) in deferred revenues          55,796         (47,886)
        Increase(decrease) in advance vendor deposits   142,837           -
                                                      ----------      ----------
Net cash provided by (used in) operating activities     471,245        (193,514)

Cash flows from investing activities:
   Costs in excess of net assets acquired                 -             109,594
   Acquisition of property, plant and equipment         (53,820)       (217,544)
   Retirement of property, plant and equipment, net      13,907           -
                                                      ----------      ----------
Net cash provided by (used in) investing activities     (39,913)       (107,950)


    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    Unaudited
                For the periods ended December 31, 1996 and 1995


                                                      12/31/96         12/31/95
Cash flows from financing activities:
   Retirements and payments of debt                    (28,918)         (64,980)
   Proceeds from debt                                    -              119,849
   Proceeds from related party debt                     90,917            -
   Issuance of common stock for cash                    35,282          216,250
   Issuance of common stock for settlements
     & debt payments                                  (500,000)           -
                                                     ----------      -----------
Net cash provided by (used in) financing activities   (402,719)         271,119

Net increase (decrease) in cash                         28,613          (30,346)
                                                     ----------      -----------

Cash and cash equivalents at beginning of year           9,018          372,836
                                                     ----------      -----------

Cash and cash equivalents at end of year            $   37,631        $ 342,490
                                                   ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
      Interest                                       $  64,898        $  84,531
      Income tax


    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                    Unaudited
                For the periods ended December 31, 1996 and 1995


1996

Supplemental schedule of non-cash and financing activities:

Issuance of 55,237 shares of common stock in exchange for
  services                                                            $  55,325

Issuance of 34,500 shares of common stock in exchange for
  cash and other current assets                                       $  35,282

Issuance of 2,731,982 shares of restricted (R-144) common stock
  in settlement of debt                                                $500,000




1995

Issuance of 17,583 shares of restricted (R-144) common stock and 17, 583 class A warrants in settlement of wholly owned
  subsidiary's current note payable.                                  $  64,980

Issuance of 400 shares of restricted (R-144) common stock and
  400 class A warrants in settlement of a current account payable    $    2,000




    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                           ---------------------------------------------

NOTE 1.  BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization -

HealthTech International, Inc. (the Company), a Nevada corporation, was formed February 8, 1995, for the purpose of being a holding company for subsidiaries engaged in fitness, pre-employment testing, physical therapy and rehabilitation businesses.

Currently HealthTech International, Inc. and its wholly owned subsidiaries; Results Sports and Fitness, Inc., IFM Investments, Inc., Fitness Performance, Inc., Results Riverbend, Inc. and Results Stark Street, Inc. (collectively "the Company") develop and operate health and fitness clubs, provide medical services through clinics within its clubs, and market and sell fitness equipment.
Per Share Information -

Primary earnings or loss per common share has been computed based upon the weighted average number of common equivalent shares outstanding. Primary and fully diluted earnings per share have been presented separately for the period ended December 31, 1996, whereas for December 31, 1995, primary and fully diluted earnings per share are the same since the Company experienced losses for that period; dilutive common stock equivalents are excluded from the calculation of loss per share as the effect would be antidilutive. The number of common and common equivalent shares utilized in the per share computations were 4,982,903 and 3,416,664 for December 31, 1996 and 1995, respectively.

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

NOTE 2.   CHANGES IN SUBSIDIARIES BEING CONSOLIDATED

The consolidated financial statements presented for the periods ended December 31, 1995 and 1996 included the results of operations of the Company and its wholly owned subsidiaries. The following indicates which subsidiaries were consolidated for the appropriate periods:

      December 31, 1995

         Subsidiaries:   Results Sports and Fitness, Inc.
                         Fitness Performance, Inc.
                         IFM Investments, Inc.


      December 31, 1996

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

NOTE 3.   PREPAID ADVERTISING CREDITS

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

Management also intends to enter into joint venture arrangements to market various products. It is their intention to market these products over various television/radio networks by utilizing a portion of these air time credits. However, if management is not successful in implementing the above strategies to realize the recorded values of the credits and impairment of these assets are realized, the Company will realize a significant and material reduction in its overall equity.


NOTE 4.   INCENTIVE COMPENSATION PLANS

The Company has an Incentive Compensation Plan which provides awards to officers, employees and consultants of the Company, who, individually or as a group, contribute in a substantial degree to the success of the Company. The S-8 registration dated June 1, 1996, allowed for the designation of 1,000,000 units for awards pursuant to this plan. During the quarter ended December 31, 1996, the Company issued 89,737 shares for a value of $90,607.


NOTE 5.   INCOME TAXES

The net deferred tax asset consisted of the following components as of December 31, 1996 and 1995:


                                                    1996                 1995
                                                    ----                 ----
     Deferred taxes relating to:
       Timing differences:
         Net operating loss carry forward        $ 243,372            $ 672,881

         Deferred tax liabilities                    -                    -
                                                ----------           ----------

          Net deferred asset                     $ 243,372            $ 672,881
                                                ==========           ==========

The components giving rise to the net deferred tax asset described above have been included in the accompanying balance sheets as of December 31, 1996 and 1995 are as follows:

                                                    1996                1995
                                                    ----                ----

          Deferred tax benefits                  $ 243,372            $ 672,881

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences are expected to be available to reduce taxable income.

Federal tax regulations allow a fifteen year carry-forward of net operating losses. Accordingly the deferred tax benefits listed above are set to expire in the year 2011.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

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

Notes payable stock commitment -

Under terms of the loan agreement refinancing the Midland club, the Company pledged, among other things, 50,000 fully paid and unrestricted shares of common stock of HealthTech. If the value of these shares become less than $150,000 at the end of any given calendar quarter, the Company is obligated to deposit with the bank within 10 business days, additional fully paid and unrestricted shares of common stock of HealthTech such that the value of all shares pledged is a minimum of $150,000. During the second quarter of fiscal 1997, the Company pledged an additional 51,351 shares to meet this requirement for the quarter ended December 31, 1996. The Company is also a primary guarantor under terms of the note which at year end was $791,000.

Results - Stark Street, Inc. Loan -

As part of the acquisition of the Stark Street Club, the Company assumed a loan originated through a local bank and the Small Business Administration. The loan agreements contain a "due on sale" clause if the property is transferred without prior written approval of the lending institution. Such approval was not obtained in conjunction with the acquisition of the club. While the Company is currently in substantial performance with other provisions and covenants contained in the loan agreements, should the lending institution discover the property was transferred without approval, the remaining unpaid balance could be accelerated and become immediately due and payable. The remaining balance at December 31, 1996, was approximately $398,528.


NOTE 7.   SUBSEQUENT EVENTS

In January, 1997, the Company entered into an agreement to acquire all of the issued and outstanding stock of Primus HealthCare Systems, Inc. The details of this acquisition are in the exhibits to the September 30, 1996 10-K of the Company, incorporated herein by reference.


NOTE 8.  INDUSTRY SEGMENTS

The Company classifies its sales into three areas: Health & Fitness Centers, Medical Services, and Fitness Equipment Sales.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION


All references to the financial statements presented in Item I of this report are incorporated by this reference. The following discussion should be read in conjunction therewith.

Overview

During 1996 and the first quarter of fiscal 1997, the Company grew in size (assets and revenues) and in the health care field (both health and fitness and medical operations). The comparability of the results of operations between periods presented is limited due to the following changes in the Company:

         A. The acquisition of three health clubs during various periods of fiscal 1995 B. The acquisition of a fourth health club during the quarter ended June 30, 1996 C. The addition of the medical clinic operations in the quarter ended December 31, 1996

During 1996, working capital was greatly impacted through the payment of $500,000 towards the retirement of debt on the Midland property. Due to the new long-term financing on the property, these demands will not continue in 1997. The Company successfully negotiated an extension of the loan on the Fort Worth property. As a result of the terms of the extension, the Company will retire 50% of the debt on the property in fiscal 1997. The Company is pursuing long-term financing on the property which will provide significant, additional working capital. In addition, the Company continues to seek additional financing at more favorable rates on its other properties.

The Company significantly reduced the executive compensation expense component of corporate overhead by converting from a cash and/or stock payments plan to a commission-based compensation plan. The Company determined the new plan was a reasonable management incentive that allowed the Company to retain the services of the Chairman, CEO and President in 1996.

Based upon the foregoing and the other information disclosed in this Report, the Company believes its cash flows are sufficient to meet its short-term cash requirements. During the past the quarter ended December 31, 1996, the Company has satisfied some cash requirements through the issuance of the registrants common stock in accordance with SEC regulations.

Results of Operations

The Company has recognized the continuing trend in the health and wellness industry to alternative outpatient clinics away from traditional acute care hospital settings. The Company's plan to capitalize on this trend is to add outpatient medical services clinics to the four health clubs the Company acquired in 1995 and 1996. The Company believes the two lines of operations combined in a single facility enhance and compliment each other's profit potential more so then if each operation were stand alone. The addition of medical clinic operations in the clubs beginning in the first quarter of fiscal 1997 positively impacted Company revenue.

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

As of the date of this report, the Company has two clinics in operation and has two concurrent plans for clinic expansion. The first plan is to build and equip five additional clinics through the use of cash generated strictly from clinic operations. The second plan is the acquisition of Primus and other companies which provide similar type services. The Company intends to continue to fund its acquisitions through the use of Registrant's restricted common stock.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTECH INTERNATIONAL, INC.


By: s/s Gordon L. Hall              Date: February 26, 1997
    -----------------------
Gordon L. Hall, Chief Executive Officer and
Chairman of the Board of Directors


By: /s/ Tim Williams                Date: February 26, 1997
    --------------------
Tim Williams, President


By: /s/ Perry Ducsh                 Date: February 26, 1997
    ---------------
Perry Dusch, Secretary