Form 10-K/A
period 1996-09-30
HEALTHTECH INTERNATIONAL INC
filed 1997-02-28
CIK 876889

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

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

As of December 31, 1996

Title                                                        Outstanding

Common Stock                                                 6,845,470
Class A Common Stock Purchase Warrants                       5,965,007


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

Subsequent to fiscal 1996 the Company entered into a definitive agreement with Primus Health Care Systems. LLC ("Primus") whereby HealthTech acquires all of the operating assets and liabilities of Primus through the purchase of all of the outstanding stock of Primus' wholly owned subsidiary. Primus is a primary contractor to ULTI-MED and operates and manages ULTI-MED's two health care centers as well as two of its own clinics. HealthTech's management estimates the value of the Primus acquisition at approximately $7,200,000.00 and for the purchase price HealthTech will acquire: current assets comprised of medical and chiropractic account receivables, fixed assets (equipment, fixtures and furniture), management contracts for the two clinics Primus operates, significant management expertise (including the services of Mr. J. R. Kirkham who is the chairman of the board of ULTI-MED and general manager of Primus) and the income stream associated with the operations. The purchase price for Primus is made up of four components: (i) 500,000 shares of R-144 restricted stock;
(ii)  1,000,000  registered  options to  purchase  HealthTech  restricted  (Rule
144)common stock at a strike price of $1.00 per share; (iii) $3,000,000.00 worth of prepaid television advertising credits; and, (iv) $2,400,000.00 worth of prepaid radio advertising credits. HealthTech believes that the Primus acquisition will expand and strengthen the leading edge industry position that the Company has taken in establishing health centers.

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