Form 10-Q
period 1997-03-31
HEALTHTECH INTERNATIONAL INC
filed 1997-04-29
CIK 876889

42
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997 OR [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1997, Registrant has a total of 8,740,000 common stock and 7,654,961 class A warrants outstanding.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                         HEALTHTECH INTERNATIONAL, INC.
                           CONSOLDIATED BALANCE SHEETS
                                    Unaudited
                      March 31, 1997 and September 30, 1996


                                                  ASSETS
                                                                              3/31/97            9/30/96

Current assets:
     Cash and cash equivalents                                              $     383,072     $      9,018
     Cash restricted (Note 1)                                                     425,000
     Accounts receivable - net of allowance for doubtful accounts               4,498,795        1,176,244
     Notes receivable                                                              29,003
     Prepaid expenses and deposits                                                215,961          133,573
                                                                            -------------     ------------
        Total current assets                                                    5,551,831        1,318,835

Property, plant and equipment at cost, net of accumulated
   depreciation of $1,068,168 and $456,656 for 1997 and 1996,
   respectively                                                                13,322,353       13,023,246
Land held for resale                                                               60,000           60,000
Prepaid expenses (Note 4)                                                       1,992,802        7,320,597
Costs in excess of net assets acquired, net of accumulated
   amortization of $90,438 and 18,934 for 1997 and 1996,
   respectively                                                                 7,082,211        1,385,932
Long-term certificate of deposit                                                  100,000          100,000
Non-current marketable equity securities
Deferred tax asset                                                                                 336,584
Notes receivable - long-term                                                      750,000          750,000
Other assets, at cost, net                                                         48,004          219,696
                                                                            -------------     ------------

        Total assets                                                        $  28,907,201     $ 24,514,890


   The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                      March 31, 1997 and September 30, 1996


                                   LIABILITIES AND SHAREHOLDERS EQUITY
                                                                                3/31/97           9/30/96
Current liabilities
     Current portion of notes payable and capitalized lease
        obligations                                                          $  1,303,880     $  1,130,640
     Accounts payable trade                                                       571,404          769,573
     Accounts payable related parties                                             368,786          259,981
     Accrued expenses - other                                                     438,829          135,089
     Deferred revenues                                                          1,453,402          871,755
     Other current liabilities                                                    319,175          429,299

        Total current liabilities                                               4,455,476        3,596,337

Notes payable and capitalized lease obligations, less
   current maturities                                                           1,616,826        2,081,707

        Total liabilities, commitments and contingencies                        6,072,302        5,678,044

Shareholders' equity
     Series D Preferred stock,  $.001 par value,  10,000,000 shares  authorized,
        21,200 shares issued and 19,200 shares
        outstanding                                                                    19               19

Common stock,  $.001 par value,  500,000,000  shares  authorized,  8,740,000 and
   4,023,751 shares issued and outstanding for
   3/31/97 and 9/30/96, respectively                                                8,740            4,024
Additional paid in capital                                                     28,675,344       25,860,070
Net unrealized loss on non-current marketable equity securities                  (625,000)        (625,000)
Accumulated deficit                                                            (5,224,205)      (6,402,267)

        Total shareholders' equity                                             22,834,899       18,836,846

                                                                            $  28,907,201     $ 24,514,890



    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                  For the periods ended March 31, 1997 and 1996


                                                      Quarter         Year to        Quarter     Year to Date
                                                       Ended            Date          Ended
                                                     3/31/97          3/31/97        3/31/96        3/31/96
Revenues
   Health center revenues                            $ 5,282,305      $ 6,743,780    $  830,456     $1,627,772
   Equipment sales                                       723,301        1,236,162       491,595        885,878
                                                     ------------     ------------   -----------    -----------
      Total revenues                                   6,005,606        7,979,942     1,322,051      2,513,650
      Less reserves and allowances                    (1,961,174)      (2,203,940)     (117,950)      (155,437)
                                                     -----------      ------------   -----------    -----------
         Net revenues                                  4,044,433        5,776,002     1,204,101      2,358,213

Costs and operating expenses:
Cost of sales                                            498,286          849,703       321,856        618,031
Selling, general and administrative                    1,778,232        2,561,177     1,030,418      2,133,446
Depreciation and Amortization                            163,082          377,042       138,006        276,189
                                                     ------------    ------------    ----------     ----------
     Total costs and operating
         expenses                                      2,439,599        3,787,921     1,490,280      3,027,666

Gain (loss) from operations                            1,604,833        1,988,080      (286,179)      (669,453)

Other income (expenses):
   Interest income                                        16,785           33,750           -              -
   Interest expense                                      (72,807)        (136,705)      (44,389)       (84,423)
                                                     ------------     -----------    -----------    -----------
Total other income (expense)                             (56,022)        (102,955)      (44,389)       (84,423)

Gain (loss) before income taxes and
extraordinary items                                    1,548,811        1,885,125      (330,568)      (753,876)

Provision (benefit) for income taxes                     526,596          640,943      (112,393)      (256,318)
                                                     ------------     ------------   -----------    -----------

Net Loss Before Extraordinary Item                     1,022,215        1,244,182      (218,175)      (497,558)

Forgiveness of Debt                                          -                -         300,000         300,000
                                                     ------------     -----------    ----------      -----------

Net Income (Loss)                                    $1,022,215       $1,244,182     $  81,825        $(197,558)






    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                    Unaudited
                  For the periods ended March 31, 1997 and 1996


                                                        Quarter        Year to        Quarter       Year to
                                                         Ended           Date          Ended          Date
                                                        3/31/97        3/31/97        3/31/96        3/31/96
Primary earnings per common share and
 common share equivalents

 Gain (loss) from continuing operations                 $ 0.16         $ 0.19         $ (0.06)       $ (0.13)

 Net income from extraordinary items                        -              -          $  0.08        $  8.08

 Net Income (Loss)                                      $ 0.16         $ 0.19         $  0.02        $ (0.05)

Weighted average number of common
   shares outstanding                                   6,528,346      6,528,346      3,748,671      3,748,671


Fully diluted earnings per common share and common share equivalents


 Gain (loss) from continuing operations                 $ 0.12         $ 0.15         $ (0.04)          -

 Net income from extraordinary items                        -              -          $  0.05           -

 Net income                                             $ 0.12         $ 0.15         $  0.01           -

Weighted average number of fully diluted common
   shares outstanding                                   8,448,346      8,448,346      5,668,671         -


    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                  For the periods ended March 31, 1997 and 1996

                                                                                3/31/97          3/31/96

Cash flows from operating activities:
Net income (loss)                                                               $ 1,244,182       $ (197,558)
   Adjustments  to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
         Depreciation and amortization                                              377,042          462,142
         Provision for doubtful accounts                                          2,203,940              -
         Issuance of common stock for consulting fees                               784,685          290,536
         Change in operating assets and liabilities:
            Increase (decrease) in deferred tax asset                              (336,584)         256,318
            (Increase) in accounts receivable                                    (3,178,612)        (322,268)
            (Increase) in notes receivable                                          (29,003)
            Decrease in inventory                                                       -              4,177
            (Increase) in prepaid expense and other                                 (77,135)         (81,617)
            (Increase) in deposits                                                   (5,253)          (6,381)
            Increase (decrease) in accounts payable                                 (89,364)        (132,203)
            Increase (decrease) in accrued expenses                                 303,740         (252,377)
            Increase (decrease) in other current liabilities                       (110,124)          23,987
            Increase (decrease) in deferred revenues                                581,647          (47,886)
            Increase (decrease) in advance vendor deposits                           61,214              -
                                                                                ------------      -----------
Net cash provided by (used in) operating activities                               1,730,375           (3,130)

Cash flows from investing activities:
   Acquisition of certificates of deposit                                          (425,000)             -
   Acquisition of property, plant and equipment                                    (370,000)             -
   Acquisition of accounts receivable                                              (370,000)             -
                                                                                ------------      -----------
Net cash provided by (used in) investing activities                              (1,295,000)             -


    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                    Unaudited
                  For the periods ended March 31, 1997 and 1996


                                                                                 3/31/97           3/31/96
Cash flows from financing activities:
   Retirements and payments of debt                                                 (785,988)       (1,196,159)
   Forgiveness of debt                                                              -                  300,000
   Issuance of common stock for cash                                                 200,000           425,000
   Issuance of common stock for settlements & debt payments                          524,667           134,053
                                                                                -------------     ------------
Net cash provided by (used in) financing activities                                  (61,321)         (337,106)

Net increase (decrease) in cash                                                      374,054          (340,236)
                                                                                -------------     -------------

Cash and cash equivalents at beginning of year                                         9,018           372,836
                                                                                -------------     -------------

Cash and cash equivalents at 3/31/97 and 3/31/96, respectively                  $    383,072      $     32,600
                                                                                =============     =============

Supplemental disclosure of cash flow information:

   Cash paid for:
      Interest                                                                  $   136,705       $     44,548
      Income tax                                                                        -                  -


   The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                    Unaudited
                  For the periods ended March 31, 1997 and 1996


1997

Supplemental schedule of non-cash and financing activities:

Issuance of 721,378 shares of common stock in exchange for
services.                                                          $    784,685

Issuance of 230,000 shares of common stock in exchange for
cash and other current assets.                                     $    230,000

Issuance of 2,753,871 shares of restricted (R-144) common stock
in settlement of debt.                                             $    524,667

Purchase  of 100% of the  outstanding  shares of  Primus  Health
Care  Systems, Incorporated and the payment of associated
commissions  through the issuance of 1,000,000  shares  of
restricted  (R-144)  common  stock and  48,000  shares of
free-trading common stock.                                         $  1,220,000



1996

Issuance of 281,268 shares of free-trading  common stock (S-8)
and 163,280 class A warrants for payment of salaries and services  $    696,304

Issuance of 400,000 shares of restricted (R-144) common stock and
400,000 shares of  restricted  (R-144)  class A warrants in partial
settlement of current note payable to Freeway 405, Inc.            $  1,000,000

Issuance of 79,084 shares of restricted (R-144) common stock in
partial settlement of senior debentures                            $    129,587

Issuance  of 17,583  shares  of  restricted  (R-144)  common  stock and  17,583 restricted  (R-144) class A warrants in settlement of
wholly owned  subsidiary's current note payable                    $     64,980

Issuance of 1,400 shares of restricted  (R-144)  common stock and
790 restricted (R-144)  class A  warrants  in  settlement  of
current  accounts  payable of the Company                          $      6,466

    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1997 AND 1996
                           ---------------------------------------------

NOTE 1.  BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization -

HealthTech International, Inc. (the Company), a Nevada corporation, was formed February 8, 1995, for the purpose of being a holding company for subsidiaries engaged in fitness, pre-employment testing, physical therapy and rehabilitation businesses.

Currently HealthTech International, Inc. and its wholly owned subsidiaries; Results Sports and Fitness, Inc., IFM Investments, Inc., Fitness Performance, Inc., Results Riverbend, Inc., Results Stark Street, Inc. and Primus Health Care Systems, Inc. (collectively "the Company") develop and operate health and fitness clubs, provide medical services through clinics within its clubs, and market and sell fitness equipment.
Per Share Information -

Primary earnings or loss per common share has been computed based upon the weighted average number of common equivalent shares outstanding. Primary and fully diluted earnings per share have been presented separately for the period ended March 31, 1997, whereas for March 31, 1996, primary and fully diluted earnings per share have been only been presented for the quarter ended March 31, 1996. Primary and fully diluted earnings per share for the year to date as of March 31, 1996 are the same since the Company experienced losses for that period; dilutive common stock equivalents are excluded from the calculation of loss per share as the effect would be antidilutive. The number of common and common equivalent shares utilized in the per share computations were 6,528,346 and 3,748,671 for March 31, 1997 and 1996, respectively.

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

Cash restricted -

During the quarter ended March 31, 1997, the Company opened lines of credit which are secured by $425,000 in certificates of deposit. The Company borrowed a total of $380,000 during the quarter on these credit lines.

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

NOTE 2.   CHANGES IN SUBSIDIARIES BEING CONSOLIDATED

The consolidated financial statements presented for the periods ended March 31, 1996 and 1997 included the results of operations of the Company and its wholly owned subsidiaries. The following indicates which subsidiaries were consolidated for the appropriate periods:

         March 31, 1996

         Subsidiaries:   Results Sports and Fitness, Inc.
                         Fitness Performance, Inc.
                         IFM Investments, Inc.
                         Results Riverbend, Inc.

         March 31, 1997

         Subsidiaries:   Results Sports and Fitness, Inc. (Tucson, Arizona club)
                         Fitness Performance, Inc. (seller of fitness equipment)
                         IFM Investments, Inc. (Midland, Texas club)
                         Results Riverbend, Inc. (Ft. Worth, Texas club)
                         Results Stark Street, Inc. (Portland, Oregon club)
                         Primus Health Care Systems, Inc.

Due to a changes in consolidated subsidiaries and their respective activities for each of the periods reported, the consolidated financial statements are not comparable between periods.

NOTE 3.   ACQUISITIONS

Effective January 1, 1997, the Company acquired Primus Health Care Systems, Inc. (Primus). The acquisition consisted of the following consideration:

         Common stock issued -                                     $  1,220,000
         Transfer of prepaid advertising credits                      5,400,000
                                                                      ---------
                                                                   $  6,620,000
                                                                      =========
The acquisition was recorded using the purchase method of accounting and was allocated to the assets acquired as follows:

         Medical receivables                                        $   500,000
         Equipment                                                      330,000
         Furniture and fixtures                                          40,000
         Costs in excess of net assets acquired                       5,750,000
                                                                      ---------
                                                                    $ 6,620,000
                                                                      =========
The following pro forma financial data presents the Company's unaudited, pro forma statements of operations for the six months ended March 31, 1997, giving effect to the consummation of the Primus acquisition as if the transaction had occurred on October 1, 1996. The unaudited pro forma condensed statement of operations do not purport to represent what the Company's actual results of operations would have been had such transaction in fact occurred on that date. The unaudited pro forma condensed statements of operations also do not purport to project the results of operations of the Company for any future period.

                Revenue, less reserves and allowances         $  7,400,000
                Net income                                    $  2,400,000

                Primary earnings per share                        $   0.37

NOTE 4.   PREPAID ADVERTISING CREDITS

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

During the quarter ended March 31, 1997, the Company exchanged $5,400,000 of these credits as part of the consideration in the Primus acquisition. The details of the Primus acquisition were included in the previously filed Form
10-K/A, incorporated herein by reference. Management intends to utilize the balance of these credits totaling $1,900,000 in similar acquisitions and joint ventures.

NOTE 5.   INCENTIVE COMPENSATION PLANS

The Company has an Incentive Compensation Plan which provides awards to officers, employees and consultants of the Company, who, individually or as a group, contribute in a substantial degree to the success of the Company. The S-8 registration dated June 1, 1996, allowed for the designation of 1,000,000 units for awards pursuant to this plan. During the six months ended March 31, 1997, the Company issued 872,641 shares for a value of $1,017,217.

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

Notes payable stock commitment -

Under terms of the loan agreement refinancing the Midland club, the Company pledged, among other things, 50,000 fully paid and unrestricted shares of common stock of HealthTech. If the value of these shares become less than $150,000 at the end of any given calendar quarter, the Company is obligated to deposit with the bank within 10 business days, additional fully paid and unrestricted shares of common stock of HealthTech such that the value of all shares pledged is a minimum of $150,000. During the second quarter of fiscal 1997, the Company pledged an additional 51,351 shares to meet this requirement for the quarter ended December 31, 1996. The Company is also a primary guarantor under terms of the note which at March 31, 1997 was approximately $781,000.

Results - Stark Street, Inc. Loan -

As part of the acquisition of the Stark Street Club, the Company assumed a loan originated through a local bank and the Small Business Administration. The loan agreements contain a "due on sale" clause if the property is transferred without prior written approval of the lending institution. Such approval was not obtained in conjunction with the acquisition of the club. While the Company is currently in substantial performance with other provisions and covenants contained in the loan agreements, should the lending institution discover the property was transferred without approval, the remaining unpaid balance could be accelerated and become immediately due and payable. The remaining balance at March 31, 1997, was approximately $361,000.

NOTE 7.   SUBSEQUENT EVENTS

In March, 1997, the Company entered into an agreement to acquire all of the assets of Stronghold, Inc. in Bedford, Texas, effective as of April 1, 1997. The Company acquired all of the assets in exchange for the assumption of certain lease, service and tax obligations (see Exhibit 1).

NOTE 8.  INDUSTRY SEGMENTS

The Company classifies its revenues into two divisions: Health Care Centers and Equipment Sales.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION

In the first two quarters of fiscal 1997 HealthTech International, Inc. (the Company, HealthTech or the Registrant"), through the operations of its Health Care Centers, substantially grew in size (assets and revenues). The financial statements presented in Item 1 of Part I hereof are incorporated by this reference and the following discussion should be read in conjunction therewith. When comparing the current operating results with operating results of prior periods it must be noted that: (i) the Company made certain operational divestitures prior to mid-fiscal 1995; (ii) the Company acquired three health clubs in various periods in fiscal 1995; (iii) the Company acquired a fourth health club during the third quarter of fiscal 1996, (iv) the Company acquired Primus in the first quarter of fiscal 1997 and its operations were first recognized in the second quarter of fiscal 1997; (v) the Company made an operational transition from health and fitness to health care by providing medical services; and, (vi) the Company acquired its fifth health center in the second quarter of fiscal 1997 and which was operational as of the date of this report. The newly acquired facility will be fully operational as a Health Care Center in the fourth quarter of fiscal 1997.

                       OVERVIEW AND CHANGES IN OPERATIONS:

COMPANY STRUCTURE AND HEALTH CENTER OPERATIONS:

As a result of the acquisitions of Primus Health Care Systems, Inc. ("Primus") and a license agreement with ULTI-MED Health Centers, Inc. ("ULTI-MED") the management of HealthTech reorganized the Company's operations in the first quarter of fiscal 1997. The Company's new operational organization is centered around the formation and operation of "Health Care Centers" which are comprised of "Primary Care Medical Clinics" and "Health Centers". Health Centers offer state of the art physical fitness equipment that is used by clientele for rehabilitation and general strength, sports and fitness training. HealthTech's Primary Care Medical clinics provides protocol based primary care medical and chiropractic care, advanced diagnostic testing and therapeutic and post surgical rehabilitation. Each of the clinics is situated within one of the Company's Health Centers in approximately a 2,000 square foot space. The combination of Primary Care Medical Clinics and Health Centers creates the Company's primary operating unit . . . Health Care Centers. Health Care Centers offer comprehensive primary care medical and health and fitness services to their clientele. HealthTech's expansion and acquisition strategy is to find management distressed facilities and acquire such by using the Company's (R-144) stock and minimal cash or no cash or by leasing facilities on favorable lease terms and convert those facilities into Health Care Centers.

In February of 1997 the Company reported the details of the Primus (as subsequent event) and ULTI-MED transactions in its annual report on Form 10-K for the fiscal year ending September 30, 1996 (the "1996 Form 10-K") which the Company hereby incorporates and makes a part of this Quarterly Report on Form 10-Q for the Company's second quarter of operations ending March 31, 1997 (this "Form 10-Q Report").

HEALTH CENTER OPERATIONS:

HealthTech's operational plans and strategy for all of its present and to be acquired Health Centers is that they be converted into Health Care Centers. At March 31, 1997, the Company's Health Center Operations Division operated four facilities at the locations set forth in the 1996 Form 10-K. At March 24, 1997, the Company acquired a 31,000 square foot center in the city of Bedford, Texas (part of the Dallas/Ft. Worth metroplex area/the "Bedford" facility), which the Company began operating in April, 1997. The Company's Heath Center operations totaled five facilities at March 31, 1997. In keeping with its strategy of creating Health Care Centers by placing "Primary Care Medical" clinics in all of the Company's Health Centers, HealthTech has renovations underway at the Bedford facility for conversion of the facility to a Health Care Center. The clinic construction at the Bedford facility will be completed in July, 1997. The purchase of the new Bedford facility was achieved with no stock and no cash but rather in exchange only for HealthTech's management expertise and the assumption of certain leases and ad valorem tax obligations.

As of April 1, 1997, HealthTech took over the management of two additional facilities in Arlington and Sherman, Texas which were formerly managed by Primus. The Arlington and Sherman facilities have fully operational Health Centers (smaller than the Company's other facilities ) and full size and fully operational Primary Care Medical Clinics which operate as Health Care Centers. With the addition of the Arlington and Sherman Health Center operations the Company has seven Health Centers and four fully integrated health care facilities.

The Company's health and fitness management consulting services and real estate services are also part of the Health and Fitness Operations.

HEALTH AND FITNESS EQUIPMENT DISTRIBUTION:

At March 31, 1997 the Health and Fitness Equipment distribution Division is operated through the Company's wholly owned subsidiary Fitness Performance Inc. which distributes equipment and other health related goods to health clubs including the clubs owned by the Company.

MEDICAL OPERATIONS;

At March 31, 1997 the Company operated four "Primary Care Medical" clinics. The clinics are located in Midland, Texas, Fort Worth (Riverbend), Texas, Arlington, Texas and Sherman, Texas. Certain of the Company's clinics are operating at close to full capacity and in the third quarter of 1997 the Company will begin implementation of an acquisition and expansion plan to acquire "Satellite Clinics" which will not be located in the Company's Health Centers but will augment the clinics that have reached full operating capacity. The Satellite Clinics will provide the same services as the clinics in the Health Care Centers and will allow the Company to increase its customer base, create neighborhood access and fully utilize the referral capacity of the Health Centers. The Company plans to expand its operations into the Satellite Clinics using the same expansion strategies that it has used for its other expansion and acquisitions.

                               FINANCIAL ANALYSIS

EBITDA

The EBITDA analysis below is one method to measure the performance and status of the Company at March 31, 1997. The EBITDA analysis should not be considered an alternative to any measure of performance or liquidity promulgated under generally accepted accounting principals (GAAP) nor should it be considered as an indicator of the Company's overall financial performance.

EBITDA is calculated as follows:

                                          Quarter Ended          Year to Date
                                             3/31/97                3/31/97

Net income                                  $1,022,215              $1,244,182
Interest expense                                72,807                 136,705
Provision for taxes                            526,596                 640,943
Depreciation and amortization                  163,082                 377,042
                                             ---------                --------
Earnings before interest, taxes
depreciation and amortization               $1,784,700              $2,398,872
                                             =========               =========
Primary earnings per share are based on net income not EBITDA. Should the primary earnings per share be calculated on EBITDA, the results for the period ended March 31, 1997 for the quarter would be $0.28 and year to date would be $0.37.

INCOME TAX CREDITS

The Company has sold those operations that previously created significant operating losses; however, the Company was able to preserve certain tax credits associated with the divestiture of these operations in the form of NOL ("net operating losses") carry forwards. HealthTech's management believes that the Company has approximately an eight million dollar credit of which a portion may be able to be applied in this fiscal year and future years to reduce the tax owed by the company. In the event the NOL carry forwards can be applied to the Company's current year as a credit to the Company's tax liability for the first six months of operations in fiscal 1997, the Company's operating income would be increased by $641,000 to $1,885,000 in after tax profit from the currently reported $1,244,000. However, the Federal Income Tax rules and guidelines for the application of the NOL carry forwards are complex and stringent and the application of this tax credit may or may not be able to be used or fully used by the Company as a credit against tax liability. (See notes to financial statement in the 1996 Form 10-K).

LIQUIDITY

At March 31, 1997 the Company's debt to equity ratio was 1:5 and its current ratio was 1.25:1. At September 30, 1996, the Company's current ratio was 1:3. Management attributes the significant positive change in the current ratio to the fiscal year to the net income after taxes of $1,244,182. As set forth in the Company's 1996 Form 10-K the Company has continued to successfully follow its plan to restructure short-term and long term debt. In the first two quarters of fiscal 1997 the Company paid down the outstanding loan on the Fort Worth/Riverbend facility by $100,000 and plans to continue to reduce short and long-term debt to improve its debt to equity and current ratios for fiscal 1997. (Note: in April 1997 the Company paid down the Ft. Worth/ Riverbend loan by another $50,000). The Company recognized 5.7 million Goodwill as an asset for the Primus truncation and the income stream associated with Primus' operations.

Since September 30, 1997 HealthTech has significantly improved its working capital position in that cash has increased from $9,018 six months ago at September 30, 1996 to $383,000 and $425,000 in current Certificates of Deposit at March 31, 1997. The Company has obtained lines of credits which it has secured with cash the Company has invested in the certificates of deposit, which are now restricted as collateral. As set forth in the 1996 Form 10-K and the information disclosed in this Form 10-Q Report, the Company believes its cash flows are sufficient to meet its short-term cash requirements. During the past two fiscal years and year to date fiscal 1997, the Company has satisfied some cash requirements through the issuance of the registrants common stock and securities in accordance with SEC regulations.

RESULTS OF OPERATIONS

The Company's revenues have grown substantially over the last two fiscal years through the acquisition of existing health clubs. In the first quarter of fiscal 1997 Company's revenues were significantly impacted by recognition of the full operations of one "Primary Care Medical" clinic and the operations of the Company's first Health Care Center. In the second quarter of fiscal 1997 HealthTech added three Health Care Centers by integrating and adding the operations of three additional "Primary Care Medical". The result of this expansion was a significant increase in the Company's primary earning per share for the second quarter of fiscal 1997 to $0.16 and $0.19 for the year to date (six months of operation) compared to $0.10 in fiscal 1996 for twelve months of primary earnings and ($0.66) in fiscal 1995. The Company's management believes that the results for fiscal 1997 year to date are in line with its operational projections set forth in the 1996 Form 10-K. Based upon the current operations, the plan to open three more "Primary Care Medical" clinics in the Company's existing Health Centers as well as the acquisition of additional health Facilities for conversion into Health Care Centers and Satellite Clinics, will likely produce revenues in excess of $25,000,000 for the twelve months of operation in fiscal 1997 as compared to $5,598,000 for fiscal 1996. This projection is based upon management annualizing the Company's current revenue, past performance, industry trends and management's belief that its acquisition and expansion plans are reasonable and achievable in fiscal 1997, however, such projections are speculative since certain factors outside the Company's control and/or other events may effect operational performance.

At March 31, 1997 HealthTech's management has reserved approximately 38% of the revenues generated through the clinic operations. HealthTech's management believes that it currently is realizing approximately 65% payment of its clinic accounts receivables and while the current reserves may be adjusted in the future, once the Company has historical information with which to make adjustments, HealthTech's management believes the current 38% reserve is appropriate. These reserves will enable the Company to recognize adequate income from the medical operations without the uncertainty of future write-downs.

Note - Debt to equity ratio is computed above by the formula - Debt to Equity Ratio = Debt/ Equity. Current ratio is computed above by the formula - Current Ratio = Current Assets / Current Liabilities.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 1.     Stronghold, Inc. Asset Purchase Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTECH INTERNATIONAL, INC.


By:   /s/ Gordon L. Hall            Date: April 28, 1997
Gordon L. Hall, Chief Executive Officer and
Chairman of the Board of Directors



By:   /s/ Tim Williams              Date: April 28, 1997
Tim Williams, President



By: /s/ Stephen L. Smith            Date: April 28, 1997
Stephen L. Smith, Chief Financial Officer and
Vice President

                                     PART II


                                     ITEM 6

                                    EXHIBIT I

                            ASSET PURCHASE AGREEMENT



         This Agreement is made by and among RESULTS BEDFORD, INC. ("Buyer"), a Texas corporation, STRONGHOLD, INC. ("Seller"), a Texas corporation, and TIMOTHY MCKYER, in the capacity of a guarantor, for the purpose of establishing an agreement of sale and purchase of certain assets between Buyer and Seller.


                                    RECITALS:


         WHEREAS, Seller owns and operates a health club under the name of "Family Fitness Exchange," and all operations, activities, and services related to said club shall collectively be referred to as the "Business"; and

         WHEREAS, Seller desires to sell to Buyer and Buyer desires to purchase from Seller certain assets of the Business.

         NOW, THEREFORE, in consideration of the foregoing premises and the mutual covenants herein contained, the parties, intending to be legally bound, agree as follows:

                                    AGREEMENT

                                   ARTICLE I.

                           Sale and Purchase of Assets

         Section 1.01. Upon the terms and conditions set forth in this Agreement, Seller agrees to sell, transfer, convey, and assign to Buyer, and Buyer agrees to purchase from Seller, at the time of the closing hereinafter provided for, all of the assets (the "Assets") of Seller's Business which are owned by Seller and to be transferred to Buyer free and clear of any and all claims, liens, and encumbrances of any kind or nature whatsoever, other than the liens held by (1) Republic Leasing Company (Account No. 9495084 with monthly payments of $560.83 and $43.46); (2) Standard Professional Services, LP (Account no. 952-94 with a monthly payment of $887.00); (3) 3M Financing Services (with a monthly




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 1
payment of $399.99); (4) Lanier Leasing (with a monthly payment of $208.00); (5) ADT Security Systems (Account No. 010034505095 with a monthly payment of $125.00); (6) TCI Cable Television (with a monthly payment of $54.00); and (7) Southwestern Bell Yellow Pages (with a monthly payment of $207.23); (collectively, the "Contracts," with the aggregate monthly payments in the amount of $2,485.51 to be referred to herein as the "Payments"), and the liens for ad valorem taxes in the approximate amount of $25,852.00 on Seller's Assets, consisting of:

                  (a) All of Seller's fixed assets located on the leased premises (the "Fixed Assets"), including, but not limited to, all furniture, furnishings, machines, exercise equipment, massage tables, physical therapy equipment, rehabilitation equipment, office materials and supplies, phone systems, computer systems, and other equipment. Such Fixed Assets include, but are not limited to, those assets listed on Exhibit "A" attached hereto and incorporated herein by reference for all purposes and all other tangible assets not held by Seller for sale to the public in the ordinary course of the Business and all assets of a character similar to that previously described in this paragraph which were acquired by Seller between February 25, 1997, the effective date of such list, and the date of closing.

                  (b)  All  of  Seller's   tenant   improvements   (the  "Tenant
Improvements") made to the leased premises on which the Business is conducted.

                  (c) All costs and sales records and data, customer lists, mailing lists, files, advertising material and methods, all accounting records, personnel records, warranty records, telephone numbers, and any files required to be retained after the closing by any applicable law or government regulation (collectively, the "Records and Lists").

                  (d)      All  of  Seller's  health-related  products  for  use
                           on  and/or  sale  to  customers  (collectively,   the
                           "Miscellaneous Inventory").

                  (e) All educational materials, such as books, video tapes instructional manuals, etc.

                  (f) Buyer shall be the owner of any and all accounts receivable relating to the Business as of the date of closing.




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 2

                  (g) All of Seller's security and/or other type of deposits relating to any and all utilities.

                  (h)      All licenses, permits, and/or authorizations (the
                          "Permits") held by Seller that relate to the Business.

         Section 1.02. The only assets of the Business (or related thereto) owned the Seller not being purchased by Buyer are those certain assets described on Exhibit 'B" attached hereto and incorporated herein by reference for all purposes. An asset or property on the leased premises which is not set forth on Exhibit "B" shall be considered to be part of the Assets purchased by Buyer from Seller. Further, any assets listed on Exhibit "B" which still remain on the premises of the Business after five (5) days from the date of closing shall be considered, and shall become, the property of Buyer.

                                   ARTICLE II.

                           Purchase Price and Payment

         Section 2.01. The total purchase price (hereinafter referred to as the "Purchase Price") for the Assets is the cost of assuming the full balance payable on the Contracts, and taking Seller's Assets subject to any ad valorem taxes currently owed on the Assets.

         Section 2.02. The Purchase Price shall be paid as follows:

                  (a) Buyer shall assume the full balance payable on
                      obligations of Seller under the Contracts; and

                  (b) Buyer accepts Seller's Assets subject to any ad valorem taxes owed thereon. Buyer intends to attempt a compromise settlement agreement plan to try to settle with taxing authorities on the taxes.

         Section 2.03. Buyer agrees to hold TIMOTHY MCKYER harmless regarding the ad valorem taxes as provided in the indemnity provision of this Agreement.

         Section 2.04. Seller and TIMOTHY MCKYER guarantee, represent, and warrant to Buyer that there are no claims outstanding against Seller that may be asserted against the Assets by any party, other than the Contracts and applicable taxing authorities in connection




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 3
with ad valorem taxes owed on the Assets. Further, Seller and TIMOTHY MCKYER hereby agree to hold Buyer harmless from any such claims as provided in the indemnity portion of this Agreement, excluding from this indemnity the Contracts and the ad valorem taxes. Buyer shall give Seller notice upon any claim arising regarding this indemnity provision.

         Section 2.05. Starting on April 1, 1997, Buyer agrees to escrow the first $2,485.51 (or a lesser amount if applicable as contracts are paid in full) of funds that are collected in each month from the operation of the Business and to use such escrowed funds to pay any of the Payments due and owing upon the Contracts. This shall be a continuing obligation. Each month such escrowed funds shall be wired to Buyer's attorney, T. Alan Owen, IN TRUST, and Mr. Owen shall, immediately upon receipt of such funds pay any and all Payments due and owing upon the "Contracts."

                                  ARTICLE III.

                       Warranties, Claims, and Liabilities

         Section 3.01. It is hereby stipulated and agreed that Seller is liable for all financial obligations of the Business up to and prior to April 1, 1997, including, but not limited to, claims sounding in tort, contract, or otherwise. Further, Seller and TIMOTHY MCKYER agree to indemnify Buyer (and its assignees and successors in interest) against and hold Buyer (and its assignees and successors in interest) harmless from any claim, action, or cause of action arising prior to April 1, 1997, according to the indemnity provision of this Agreement.

                  Notwithstanding the above and foregoing, Buyer expressly agrees to assume all sums due under the Contracts accruing or to accrue on and after April 1, 1997, and accepts the Assets subject to the ad valorem taxes owed thereon. Buyer is liable for all financial obligations of the Business arising on or after April 1, 1997, including, but not limited to, claims sounding in tort, contract, or otherwise, and Buyer agrees to hold Seller and TIMOTHY MCKYER harmless from any such claim, action, or cause of action according to the indemnity provision of this Agreement.

         Section 3.02. Buyer assumes any and all contracts and agreements of Seller to perform services for or on customers and/or their assignees effective April 1, 1997. Buyer agrees to indemnify Seller from any claim, action, or cause of action on the contracts




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 4
or agreements of Seller assumed according to this provision, such hold harmless being in accordance with the indemnity provision of this Agreement.

         Section 3.03. Except as expressly set forth in this Agreement, Buyer does not assume any liabilities or contracts of Seller, nor take title to any of the Assets subject to any liens or encumbrances of any kind or nature whatsoever, other than the Contracts and the ad valorem taxes owed on Seller's Assets. Included in the foregoing, by way of illustration and not by limitation, are mortgages, liens, encumbrances, liens or liabilities for unpaid taxes (other than ad valorem taxes), installment sales contracts, leases, labor agreements, payroll items, vacation pay, sick pay, disability pay, retirement benefits, medical benefits, and any and all other fringe benefits and the like. Buyer does not agree to assume any past, current, or future responsibility for such items, whether or not Buyer may elect to hire or not hire any of Seller's current employees. Buyer does not agree to the continued employment of any of Seller's employees, except as Buyer may from the date of closing separately contract with such employees, agents, consultants, or independent contractors. Seller and Buyer specifically acknowledge that Buyer does not assume in any manner whatsoever any union contracts that may be outstanding with respect to the Business.

                                   ARTICLE IV.
                                     Closing
         Section 4.01. The closing of the purchase and sale of the Assets of Seller's Business shall take place at the offices of Buyer's counsel, T. Alan Owen, 2017 East Lamar, Suite 100, Arlington, Texas 76006, on or before March 19, 1997. The closing will have an effective date of April 1, 1997, at which time Seller will cause all funds (dues) from the operation of the Business to be deposited into Buyer's accounts (from and after April 1, 1997).

         Section 4.02. At the closing, Seller will cause all of the following to be delivered to Buyer:

                  (a) Executed copies of all documents reasonably required pursuant to the provisions of this Agreement in order to consummate this transaction.




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 5

                  (b) Such instruments of conveyance, negotiation, assignment, and/or transfer as Buyer may reasonably request to accomplish the transfer of the ownership of the purchased Assets to Buyer, including, but not limited to, a bill of sale with general warranty and any other documents that Buyer may reasonably request to fully and completely transfer to Buyer those Assets, rights, deposits, and claims to which Buyer is entitled under the terms of this Agreement.

                  (c) All keys to the premises occupied by the Business in its possession or control.

                                   ARTICLE V.

                         Representations and Warranties

         Section 5.01. Seller represents, warrants, and agrees to and with Buyer as follows:

                  (a) Seller is a corporation duly organized, validly existing, and in good standing under the laws of the State of Texas.

                  (b) Seller has the full and unrestricted right and power (i) to make and give, and to bind itself by these representations, warranties, and agreements; and (ii) to sell, transfer, convey, and assign the Assets of Seller to Buyer.

                  (c) Seller is duly authorized, qualified, and licensed under any and all applicable laws and regulations to carry on the Business in the place and in the manner presently being conducted.

                  (d) Seller has or will have at the date of closing good and merchantable title (and complete right of possession) to all of the Assets to be transferred hereunder, and will transfer and convey the Assets to Buyer, free and clear of any liens, claims, encumbrances, and charges whatsoever, other than the Contracts and the ad valorem taxes owed on Seller's Assets. The instruments of assignment and transfer delivered by Seller on the date of Closing will be adequate to convey all rights of Seller in and to the Assets purchased hereunder. All of the Assets will be conveyed to Buyer by Seller on the date of closing in an "AS IS" condition.

                  (e) There is no agreement presently in effect between Seller and any person, organization, corporation, or other entity




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 6

(except with Buyer pursuant hereto) pursuant to which Seller will, upon the occurrence of certain conditions, sell, transfer, convey, assign, or in any way encumber the Assets.

                  (f) Neither the execution nor the delivery nor the performance of this Agreement will violate any provisions of federal, Texas, or local law; any order of any court or other governmental agency or authority, whether federal, state, or local; or any agreement or other instrument to which Seller is a party or by which Seller is bound. This Agreement constitutes the legal, valid, and binding obligations of Seller, enforceable in accordance with its terms.

                  (g) No consent or approval by any governmental agency or authority or nongovernmental person or entity is required in connection with the execution, performance, and delivery by Seller of this Agreement or the consummation by Seller of the transactions contemplated herein.

                  (h) Seller is not in violation of any federal, state, or local law or regulatory requirement applicable to the Business. Seller has not received any notice or complaint from any governmental agency or authority in respect of any claim or violation of any law, regulation, order, license, permit, or standard related to any such legal requirement.

                  (i) Seller will indemnify and hold Buyer harmless from any loss resulting from a breach of any representation or warranty contained in this Agreement. The representations and warranties of Seller shall survive the closing.

         Section 5.02. Buyer represents, warrants, and agrees to and with Seller as follows:

                  (a) Buyer is a corporation duly organized, validly existing, and in good standing under the laws of the State of Texas.

                  (b) The execution, delivery, and performance of this Agreement by Buyer (including the execution of all documents incident to the consummation of the transactions contemplated herein) will be duly authorized by all necessary corporate action and will not violate any provision of Buyer's Articles of Incorporation or Bylaws or any agreement or other instrument to which Buyer is a party or by which it is bound.




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 7

                  (c) Buyer will indemnify and hold Seller harmless from any loss resulting from a breach or any representation or warranty contained in this agreement. The representations and warranties of Buyer shall survive the closing.

                                   ARTICLE VI.

                                    Covenants

         Section 6.01 Seller covenants and agrees that, except as may otherwise be consented to or approved by Buyer in writing,
Seller:

                  (a) will conduct its Business only in the ordinary course, retaining its Business organization and using all reasonable efforts to retain the goodwill of its suppliers, customers, and others having business relations with it and to keep available the services of its present employees, if any;

                  (b) will not enter into any transaction other than in the ordinary course of business or incur or agree to incur any obligation or liability except obligations or liabilities incurred in the ordinary course of business;

                  (c) will not sell or otherwise dispose of any Fixed Assets, Records and Lists, or other Assets;

                  (d) will comply with all laws affecting the operation of the Business; and

                  (e)      will not allow any Permits to lapse.

         Section 6.02.   Buyer covenants and agrees that it:

                  (a) will obtain consents, authorizations, or approvals of any governmental or nongovernmental entity necessary for the consummation of the transactions contemplated by this Agreement; and

                  (b) will promptly do all such reasonable acts and take all such reasonable measures as may be appropriate to enable it to perform the agreements, obligations, and covenants herein provided to be performed by it.




ASSET PURCHASE AGREEMENT
                           (tjc/1173-Sp3.agr) Page 8

                                  ARTICLE VII.
                                   Assignment

         Neither party shall have the right to assign all or any portion of the obligations, duties, and benefits of this Agreement without the prior consent of the other party.

                                  ARTICLE VIII.
                  Conditions Precedent to Obligations of Buyer

         Section 8.01. All obligations of Buyer under this Agreement are subject to the fulfillment, on or before the closing or funding (as applicable), of the following conditions:

                  (a)Buyer shall have received from Seller the certificates and documents set forth in this Agreement; and

                  (b) No suit, action, proceeding, or investigation shall be pending or threatened before any court or other governmental agency or instrumentality against, by, or affecting Seller or the Assets of the Business, which would prevent the consummation of this Agreement or any of he transactions contemplated hereby.
                                   ARTICLE IX.
                                    Indemnity

         Section 9.01 Seller and TIMOTHY MCKYER agree to indemnify and hold Buyer harmless against and in respect of:

                  (a) Any and all claims, demands, expenses, losses, damages, or deficiencies of any nature whatsoever resulting from, arising out of, or attributable to (i) any misrepresentation by Seller, (ii) any breach of any representation or warranty made by Seller, (iii) non-fulfillment of any covenant on the part of Seller, (iv) any inaccuracy or omission in any certificate or other instrument furnished by Seller hereunder, or (v) any debt, liability, or obligation of Seller relating to the Business that originated prior to April 1, 1997, not expressly assumed by Buyer, whether or not such debt, obligation, or liability is absolute, accrued, or contingent;




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 9

                  (b) Any and all actions, demands, judgments, costs, interests, and legal and other expenses incident to any of the foregoing; and

                  (c) All agreements expressed in this contract for a hold harmless or indemnity shall be included in this indemnity provision.

         Section 9.02 Buyer agrees to indemnify and hold Seller and TIMOTHY MCKYER harmless against and in respect of:

                  (a) Any and all claims, demands, expenses, losses, damages, or deficiencies of any nature whatsoever resulting from, arising out of, or attributable to (i) any misrepresentation by Buyer, (ii) any breach of any representation or warranty made by Buyer, (iii) non-fulfillment of any covenant on the part of Buyer, (iv) any inaccuracy or omission in any certificate or other instrument furnished by Buyer hereunder, or (v) any debt, liability, or obligation of Buyer relating to the Business that originated after April 1, 1997, whether or not such debt, obligation, or liability is absolute, accrued, or contingent;

                  (b) Any and all actions, demands, judgments, costs, interests, and legal and other expenses incident to any of the foregoing; and

                  (c) All agreements expressed in this contract for a hold harmless or indemnity shall be included in this indemnity provision.

         Section 9.03. Procedure on Indemnity. In the event a claim for indemnify or hold harmless arises according to this Agreement, the party making the claim for indemnity or hold harmless shall give notice in writing to the other party, identifying fully the basis for the claim, action, or cause of action upon which an indemnity or hold harmless is sought. The receiving party shall then determine in its exercise of good business judgment whether or not to make immediate payment or resolution by settlement of the claim or action; or to defend the action.

                  Notice in writing shall then be given within ten (10) working days after a demand for an indemnify or hold harmless as to the determination made by the indemnifying party to resolve, settle, or defend the claim or action. The costs of defense shall




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 10
be borne and paid by the indemnifying party, which shall include the cost of attorneys' fees and court costs.

                  The party seeking indemnity shall cooperate fully with the indemnifying party in order to minimize duplication of effort in the defense of the claim or action, and shall fully cooperate in allowing a defense to be made in the name of the party seeking indemnity or seeking to be held harmless.

                  Upon a final resolution by final judgment of a court of law having jurisdiction of the dispute, the indemnifying party shall make payment in full of any costs, and expenses, and any damages that may be finally adjudged in the claim or action within ten (10) business days after the final judgment.

                                   ARTICLE X.

                              Brokers and Expenses

         Each party hereto represents to the other that it has not authorized any broker or finder to act on its behalf in connection with the sale and purchase hereunder and that it has not dealt with any broker or finder purporting to act for any other party. Each party hereto agrees to indemnify and hold harmless the other party from and against any and all liabilities, costs, damages, and expenses of any kind or character arising from any claims for brokerage or finder's fees, commissions, or other similar fees in connection with the transactions contemplated herein insofar as such claims shall be based upon alleged arrangements or agreements made by such party or on its behalf.

                                   ARTICLE XI.

                              Default and Remedies

         Section 11.01. Seller shall be deemed in default hereunder upon the occurrence of any one or more of the following events:

                  (a) Any of Seller's warranties or representations set forth herein are untrue when made or at closing and are determined to be material; or

                  (b) Seller fails to meet, comply with, or perform any covenant, agreement, or obligation on its part required within the time limits and in the manner required in this Agreement.




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 11

         Section 11.02.

                  (a) Buyer shall be deemed to be in default hereunder if Buyer fails to deliver, at the closing, any of the items specified in Section 2.02 of this Agreement, or if Buyer shall breach any other provision of this Agreement, or if Buyer terminates this Agreement prior to closing without cause.

                  (b) In the event Buyer shall default in the payment of "the Contracts" identified in Section 1.01, Seller shall be entitled to give notice of breach to Buyer. Unless Buyer cures the breach within thirty (30) days after receipt of notice, Seller shall be entitled to immediate return of the Assets transferred and conveyed under this agreement (including all replacement property) and to immediate possession of the premises, and to take over the operation of the Business facility.

         Section 11.03 In the event Seller is deemed to be in default hereunder, Buyer may, at Buyer's sole option, do any one of the following:

                  (a) Terminate this Agreement by written notice delivered to Seller on or before the closing; or

                  (b) Enforce specific performance of this Agreement against Seller; or

                  (c)  Exercise  any other right or remedy  Buyer may have under
Section 11.02(b) of this Agreement and/or may have at law or in equity by reason of such default, including, but not limited to, the recovery of attorneys' fees incurred by Buyer in connection herewith and the reasonable reliance on Seller's promise to sell the Assets in accordance with the terms of this Agreement.

                                  ARTICLE XII.

                                  Miscellaneous

                  Section 12.01. Any notices, requests, demands, or other communications hereunder shall be in writing and shall be deemed to have been duly given when mailed by United States mail, postage pre-paid, registered or certified mail, to the following addresses:




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 12

         If to Buyer:                       RESULTS BEDFORD, INC.
                                            1237 Val Vista Drive
                                            Mesa, Arizona 85204
                                            Attn:  Gordon Hall

         If to Seller:                      STRONGHOLD, INC.
                                            2602 Harwood Road
                                            Bedford, Texas 76021
                                            Attn:    Jeff Parker

         If to Timothy McKyer:      Timothy McKyer
                                            18225 Kalabash Road
                                            Charlotte, North Carolina 28278

Either party hereto may change its address for notification purposes by giving notice thereof in writing, as aforesaid.

         Section 12.02. All representations, warranties, covenants, and agreements included or provided in this Agreement or any exhibit hereto or instrument of transfer or other certificate or document delivered pursuant thereto, shall survive the closing.

         Section 12.03. Each party hereto shall from time to time after closing, at the reasonable request of the other party and without further consideration, execute and deliver such further instruments of conveyance, assignment, and transfer and take such other action as the other may reasonably request in order to more effectively convey and transfer the Assets conveyed hereunder and otherwise to effect the objectives hereof.

         Section 12.04. This Agreement constitutes the entire agreement between the parties and there are no representations, warranties, or covenants except as provided herein.

         Section 12.05. This Agreement supersedes all prior agreements, understandings, negotiations, and discussions, whether written or oral. This Agreement shall not be modified or amended except by an instrument in writing signed by or on behalf of the parties hereto. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors, assigns, and heirs. Nothing in this Agreement is intended or shall be construed to confer upon or give nay person other than the parties hereto and their successors, assigns, and heirs any rights or remedies under or by reason of this Agreement.




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 13

         Section 12.06. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Texas. VENUE FOR ANY CAUSE OF ACTION REIATING TO THIS AGREEMENT SHALL BE EXCLUSIVELY TARRANT COUNTY, TEXAS.

         Section 12.07. Any waiver by any party of any violation of, breach of, or default under any provision of this Agreement shall not be construed as or constitute a waiver of any subsequent violation, breach of, or default under such provision or a waiver of any such party's rights under any provision of this Agreement.

         Section 12.08. This Agreement may be executed in any number of counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

         Section 12.09. The parties to this Agreement covenant to act in good faith in the implementation of this Agreement.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be executed to be effective as of the 25th day of February, 1997.

                                     BUYER:

                                     RESULTS BEDFORD, INC.
                                     a Texas corporation

                                     By:  /s/ T. Alan Owen
                                     T.   ALAN OWEN

                                     Agent and Attorney-in-Fact

                                     SELLER:

                                     STRONGHOLD, INC.
                                     a Texas corporation

                                     By:  /s/ Timothy McKyer
                                     TIMOTHY MCKYER
                                     President

                                     GUARANTOR:

                                     By:   /s/ Timothy McKyer
                                     TIMOTHY MCKYER




ASSET PURCHASE AGREEMENT
                           (tjc/1173-5p3.agr) Page 14

                                   EXHIBIT "A"

                             FAMILY FITNESS EXCHANGE
                             INVENTORY CONTROL SHEET

ITEM NAME ............................................................. QUANTITY
     MAROON BLINDS/PER WINDOW ............................................    18
     CHAIRS ..............................................................    58
     COUCHES .............................................................     8
     ROUND TABLES ........................................................    13
     DESKS ...............................................................     9
     COMPUTERS ...........................................................     2
     TELEPHONES ..........................................................    12
     FILING CABINETS .....................................................     9
     TOWELS ..............................................................   203
     AEROBIC EQUIPMENT SHEET ATTACHED
     *STAIR STEPPERS .....................................................     6
     *TREADMILLS .........................................................     6
     *CARDIO BIKES .......................................................    12
     *AEROBIC STEPS & RISERS ........................................... 23 & 92
     REFRIGERATOR ........................................................     2
     FREEZER .............................................................     1
     PARAMOUNT EQUIPMENT SHEET ATTACHED
     FREE WEIGHTS SHEET ATTACHED

                             *CURRENTLY BEING LEASED
                      *NOT OWNED BY FAMILY FITNESS EXCHANGE
                                 MARCH 19, 1997

EXHIBIT "A"
FAMILY FITNESS EXCHANGE INVENTORY CONTROL SHEET
(TJC/1173.EKA)                                                          PAGE 1

DUMBBELLS ................................................................     1
CEILING FANS .............................................................    13
REGISTER .................................................................     1
MICROWAVE ................................................................     1
STOVE ....................................................................     1
OVEN .....................................................................     1
BASKETBALLS ..............................................................    10
RACQUETBALLS & RACQUETS ................................................  50 & 3
SOCCER BALLS .............................................................     4
LADDERS ..................................................................     2
WOODEN SHELVES ...........................................................     4
DRY SAUNAS ...............................................................     2
LOCKER ROOM BENCHES ......................................................    14
LOCKERS ..................................................................   520
STEAM ROOMS ..............................................................     2
SHOWER CURTAINS ..........................................................     5
SOAP DISPENSERS ..........................................................    15
PAPER TOWEL HOLDERS ......................................................     5
RED LOCKER ROOM MATS .....................................................   200
NURSERY BEDS W/MATTRESSES ................................................     4
DRESSERS .................................................................     1
THUMB TACK BOARDS ........................................................     3

                             *CURRENTLY BEING LEASED
                      *NOT OWNED BY FAMILY FITNESS EXCHANGE
                                 MARCH 19, 1997

EXHIBIT "A"
FAMILY FITNESS EXCHANGE INVENTORY CONTROL SHEET
(TJC/1173.EXA)                                                          PAGE 2

CHANGING TABLES ...........................................................    2
NURSERY READING BOOKS .....................................................   85
NURSERY MOVIE TAPES .......................................................   58
TRASH CANS ................................................................   13
POOL CHAIRS ...............................................................   18
CLOCKS ....................................................................    5
TELEVISIONS ...............................................................    2
PLANTS ....................................................................    7
SHOWER CHAIRS .............................................................    3
3-HOLE PAPER PUNCH ........................................................    1
WALL PICTURES .............................................................   15
WASHING MACHINE ...........................................................    1
DRYER .....................................................................    1
TIME CLOCK ................................................................    1
SILVER METAL SUPPLY SHELVES ...............................................    5
HANGING SHOWER CADDIES ....................................................    4
*COPY MACHINE .............................................................    1
*VIDEO GAMES ..............................................................    5
*COFFEE POT ...............................................................    1
*COLD DRINK MACHINES ......................................................    6
*BLACK FLOOR MATS/RUGS ....................................................   14
*CANDY MACHINES ...........................................................    9

                             *CURRENTLY BEING LEASED
                      *NOT OWNED BY FAMILY FITNESS EXCHANGE
                                 MARCH 19, 1997

EXHIBIT "A"
FAMILY FITNESS EXCHANGE INVENTORY CONTROL SHEET
(TJC/1173.EXA)                                                           PAGE 3

    *SNACK/VENDING MACHINE .................................................   2
             PAPER CUTTER ..................................................   1
                STAPLER ....................................................   5
         TAPE DISPENSERS ...................................................   5
                  LAMPS ....................................................   2
    *CREDIT CARD TERMINAL ..................................................   1
      *CREDIT CARD PRINTER .................................................   1
           COMPUTER MOUSE ..................................................   1
ELECTRIC PENCIL SHARPENER ..................................................   1
  BLUE ROLLING DESK CHAIRS .................................................   7
              FLOOR MOPS ...................................................   2
                  BROOMS ...................................................   1
              DUST PANS ....................................................   1
       COMPUTER KEYBOARDS ..................................................   2
             POOL HEATER ...................................................   1
              POOL PUMP ....................................................   1
              SPA HEATER ...................................................   1
                SPA PUMP ...................................................   1
             INDOOR POOL ...................................................   1
       INDOOR SPA/HOT TUB ..................................................   1
             HIGH CHAIRS ...................................................   2
           BABY WALKERS ....................................................   5

                                    *CURRENTLY BEING LEASED
                             *NOT OWNED BY FAMILY FITNESS EXCHANGE
                                         MARCH 19, 1997
EXHIBIT "A"
FAMILY FITNESS EXCHANGE INVENTORY CONTROL SHEET
(TJC/1173.EXA)                                                           PAGE 4

    WALL LENGTH COAT RACK
CHILDREN'S PICNIC TABLES ..................................................    4
    WHITE LOUNGE BENCHES ..................................................    3
            BABY SWINGS ...................................................    3
            WATER HOSE ....................................................    1
                PODIUM ....................................................    1
         WINDOW CURTAINS ..................................................    9
         ROCKING CHAIRS ...................................................    2
            POTTY CHAIR ...................................................    1
           DIAPER GENIE ...................................................    2
  CHILDREN'S SLIDE CENTER .................................................    1

    AEROBIC EQUIPNENT ................................................  QUANTITY
                  RADIO ...................................................    1
           BLUE AB MATS ...................................................   16
           YELLOW BANDS ...................................................    9
            GREEN BANDS ...................................................   12
           WEIGHT BELTS ...................................................    3
  RECHARGEABLE BATTERIES ..................................................    2
         1-LB. DUMBBELL ...................................................   22
         2-LB. DUMBBELL ...................................................   16
         5-LB. DUMBBELL ...................................................    8

                             *CURRENTLY BEING LEASED
                      *NOT OWNED BY FAMILY FITNESS EXCHANGE
                                 MARCH 19, 1997

EXHIBIT "A"
FAMILY FITNESS EXCHANGE INVENTORY CONTROL SHEET
(TJC/1173.EXA)                                                           PAGE 5

  8-LB. DUMBBELL ...........................................................   1
  10-LB. DUMBBELL ..........................................................   5
  12-LB.  DUMBBELL .........................................................   2
  15-LB.  DUMBBELL .........................................................   2
  20-LB.  DUMBBELL .........................................................   2
  25-LB.  DUMBBELL .........................................................   2
  30-LB.  DUMBBELL .........................................................   2
  35-LB.  DUMBBELL .........................................................   4
  40-LB.  DUMBBELL .........................................................   3
  45-LB.  DUMBBELL .........................................................   2
  50-LB.  DUMBBELL .........................................................   2
  55-LB.  DUMBBELL .........................................................   2
  60-LB.  DUMBBELL .........................................................   2
  65-LB.  DUMBBELL .........................................................   2
  70-LB.  DUMBBELL .........................................................   2
  75-LB.  DUMBBELL .........................................................   2
  85-LB.  DUMBBELL .........................................................   2
100-LB. DUMBBELL ...........................................................   2

                          PARAMOUNT EQUIPMENT QUANTITY
                                  LEG SLED    1
                                  ROMAN BENCH 1

                             *CURRENTLY BEING LEASED
                      *NOT OWNED BY FAMILY FITNESS EXCHANGE
                                 MARCH 19, 1997

EXHIBIT "A"
FAMILY FITNESS EXCHANGE INVENTORY CONTROL SHEET
(TJC/1173.EXA)                                                           PAGE 6

INNER THIGH ................................................................   1

OUTER THIGH ................................................................   1

MULTI HIP ..................................................................   1

ABDOMINAL ..................................................................   1

LEG CURL ...................................................................   1

LEG EXTENSION ..............................................................   1

CALF RAISE .................................................................   2

LEG PRESS ..................................................................   1

SEATED ROW .................................................................   1

LAT PULL ...................................................................   1

ROTARY TORSO ...............................................................   1

DELTOID ....................................................................   1

SHOULDER PRESS .............................................................   1

SEATED CHEST ...............................................................   1

VERTICAL BUTTERFLY .........................................................   1

BICEP CURL .................................................................   1

PULLEY SEATED ROW ..........................................................   1

SMITH MACHINE ..............................................................   1

ADJUSTABLE INCLINE BENCH ...................................................   1

ABDOMINAL LIFT .............................................................   1
DECLINE BENCH ..............................................................   1
INCLINE BENCH ..............................................................   1

                             *CURRENTLY BEING LEASED
                      *NOT OWNED BY FAMILY FITNESS EXCHANGE
                                 MARCH 19, 1997
EXHIBIT "A"
FAMILY FITNESS EXCHANGE INVENTORY CONTROL SHEET
(TJC/1173.EXA)                                                         PAGE  7

              BENCH PRESS .................................................    2
            PREACHER CURL .................................................    1
 ADJUSTABLE DECLINE BENCH .................................................    1
            SQUAT MACHINE .................................................    1
        ADJ. SIT-UP BOARD .................................................    1

          WEIGHT PLATES ................................................QUANTITY
              POWER RACK ..................................................    1
VERTICAL WEIGHT PLATE RACK ................................................    2
        DOUBLE D.B. RACK ..................................................    2
               2-1/2 LB ...................................................    8
                   5-LB ...................................................   16
                 10-LB ....................................................   25
                 25-LB ....................................................   10
                 35-LB ....................................................    6
                 45-LB ....................................................   14
                 100-LB ...................................................    4





                             *CURRENTLY BEING LEASED
                      *NOT OWNED BY FAMILY FITNESS EXCHANGE
                                 MARCH 19, 1997


EXHIBIT "A"
FAMILY FITNESS EXCHANGE INVENTORY CONTROL SHEET
(TJC/1173.EXA)                                                          PAGE 8

                                    EXHIBIT B
                          PERSONAL ASSETS OF TIM MCKYER
486 Compudyne Personal Computer
Laser printer
Fax machine
Credit card swipe machines
Photographs of Tim McKyer and family


EXHIBIT B                                                            SOLO PAGE
(TJC/1173.B)