Form 10-Q
period 1997-06-30
HEALTHTECH INTERNATIONAL INC
filed 1997-08-21
CIK 876889

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997
OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes____  No____

APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of June 30, 1997, Registrant has a total of 9,276,134 common stock and 8,134,561 class A warrants outstanding.

PART I - FINANCIAL INFORMATION

ITEM I - Financial Statements

                         HEALTHTECH INTERNATIONAL, INC.
                           CONSOLDIATED BALANCE SHEETS
                                    Unaudited
                      June 30, 1997 and September 30, 1996

                                                   ASSETS

                                                                      6/30/97       9/30/96
Current assets:
     Cash and cash equivalents ..................................   $     8,768   $     9,018
     Accounts receivable - net of allowance for doubtful accounts     3,484,253     1,176,244
     Notes receivable ...........................................        27,036
     Current portion of deferred tax asset ......................       254,442
     Prepaid expenses and deposits ..............................       337,116       133,573
                                                                    -----------   -----------
        Total current assets ....................................     4,111,615     1,318,835

Property, plant and equipment at cost, net of accumulated
   depreciation of $1,252,500 and $585,230 in 1997 and 1996,
   respectively .................................................    13,902,190    13,023,246
Land held for resale ............................................        60,000        60,000
Prepaid expenses ................................................     1,919,955     7,320,597
Costs in excess of net assets acquired, net of accumulated
   amortization of $135,267 and $27,826 in 1997 and 1996,
   respectively .................................................     7,037,382     1,385,932
Long-term certificate of deposit ................................       100,000       100,000
Non-current marketable equity securities
Deferred tax asset ..............................................       737,967       336,584
Notes receivable - long-term ....................................       750,000       750,000
Other assets, at cost, net ......................................       219,696
                                                                    -----------   -----------

        Total assets ............................................   $28,619,109   $24,514,890
                                                                    ===========   ===========




The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                    Unaudited
                      June 30, 1997 and September 30, 1996



                                    LIABILITIES AND SHAREHOLDERS EQUITY
                                                                                    6/30/97         9/30/96
Current liabilities
     Current portion of notes payable and capitalized lease
        obligations ............................................................   $  1,064,032    $  1,526,017
     Accounts payable trade ....................................................        606,895         769,573
     Accounts payable related parties ..........................................        288,137         259,981
     Accrued expenses - other ..................................................        124,765         135,089
     Deferred revenues .........................................................      1,363,172         871,755
     Other current liabilities .................................................        189,347         429,299
                                                                                   ------------    ------------

        Total current liabilities ..............................................      3,636,348       3,991,714

Notes payable and capitalized lease obligations, less
   current maturities ..........................................................      1,335,587       1,686,330
                                                                                   ------------    ------------

        Total liabilities, commitments and contingencies .......................      4,971,935       5,678,044

Shareholders' equity
     Series D Preferred stock,  $.001 par value,  10,000,000 shares  authorized,
        21,200 shares issued and 19,200 shares
        outstanding ............................................................             19              19

Common stock, $.001 par value, 500,000,000 shares authorized, 9,276,134 and
   4,023,751 shares issued and outstanding for
   6/30/97 and 9/30/96, respectively ...........................................          6,357           4,024
Additional paid in capital .....................................................     30,177,148      25,860,070
Net unrealized loss on non-current marketable equity securities ................       (625,000)       (625,000)
Accumulated deficit ............................................................     (5,908,350)     (6,402,267)
                                                                                   ------------    ------------

        Total shareholders' equity .............................................     23,647,174      18,836,846
                                                                                   ------------    ------------

                                                                                   $ 28,619,109    $ 24,514,890
                                                                                   ============    ============



    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Unaudited
                  For the periods ended June 30, 1997 and 1996

                                                       Quarter         Year to           Quarter        Year to
                                                        Ended            Date             Ended           Date

                                                       6/30/97          6/30/97          6/30/96         6/30/96
Revenues
   Health center revenues ........................   $  4,707,238    $ 11,447,154    $    853,135    $  2,456,253
   Equipment sales ...............................        672,403       1,908,566          95,401         981,279
                                                     ------------    ------------    ------------    ------------
      Total revenues .............................      5,379,641      13,355,720         948,536       3,437,532
       Less reserves and allowances ..............     (2,094,629)     (4,917,101)        (11,993)       (170,947)
                                                     ------------    ------------    ------------    ------------
         Net revenues ............................      3,285,012       8,438,619         936,543       3,266,585

Costs and operating expenses:
Cost of sales ....................................        469,691       1,320,770          74,737         692,768
Selling, general and administrative ..............      2,256,334       5,596,124         708,322       2,769,002
 Depreciation and Amortization ...................        236,995         614,409         147,045         428,753
                                                     ------------    ------------    ------------    ------------
     Total costs and operating expenses ..........      2,963,020       7,531,303         930,104       3,890,523

Gain (loss) from operations ......................        321,992         907,316           6,439        (623,938)

Other income (expenses):
   Interest income ...............................         19,828          53,578            --              --
   Interest expense ..............................        (75,637)       (212,536)       (134,705)       (260,433)
                                                     ------------    ------------    ------------    ------------
Total other income (expense) .....................        (55,809)       (158,958)       (134,705)       (260,433)

Gain (loss) before income taxes and
    extraordinary items ..........................        266,183         748,358        (128,266)       (884,371)

Provision (benefit) for income taxes .............         90,502         254,442         (43,610)       (300,686)
                                                     ------------    ------------    ------------    ------------

Gain (loss) before extraordinary items, net of tax
                                                          175,681         493,916         (84,656)       (583,685)

Debt forgiveness- related party, net of tax ......           --              --           198,000         297,000
                                                     ------------    ------------    ------------    ------------

Net gain (loss) ..................................   $    175,681    $    493,916    $    113,344    $   (286,685)
                                                     ============    ============    ============    ============



    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                                    Unaudited
                  For the periods ended June 30, 1997 and 1996


                                                        Quarter        Year to          Quarter         Year to
                                                         Ended           Date            Ended            Date
                                                        6/30/97        6/30/97          6/30/96         6/30/96


Primary earnings per common share and
   common share equivalents

   Gain (loss) from continuing operations                 $0.02          $0.07           $(0.02)        $ (0.16)

   Gain from extraordinary items                            -              -             $ 0.05         $  0.08

   Net gain (loss)                                        $0.02          $0.07           $ 0.03         $ (0.08)

Weighted average number of common
   shares outstanding                                 9,202,079      7,463,506        3,915,970       3,743,805


Fully diluted earnings per common share and common share equivalents

   Gain (loss) from continuing operations                 $0.02          $0.05           $(0.01)             -


   Gain from extraordinary items                            -               -            $ 0.03              -


   Net gain                                               $0.02          $0.05           $ 0.02              -


Weighted average number of fully diluted
   common shares outstanding                         11,172,079      9,433,506        5,835,970              -




    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Unaudited
                  For the periods ended June 30, 1997 and 1996

Cash flows from operating activities:
     Net gain (loss) ................................................   $   493,916    $  (286,685)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
            Depreciation and amortization ...........................       614,409        428,753
            Issuance of common stock for consulting fees and services     1,433,534        285,542
            Change in operating assets and liabilities:
                Increase in deferred tax asset ......................       523,594        202,706
                (Increase) in accounts receivable ...................    (2,308,009)      (126,768)
                (Increase) in notes receivable ......................       (27,036)          --
                (Increase) decrease in prepaid expense and other ....        16,153       (487,915)
                (Increase) in deposits ..............................       (94,631)        (6,381)
                Increase (decrease) in accounts payable .............      (134,522)       159,420
                (Decrease) in accrued expenses ......................       (10,324)      (145,603)
                Increase (decrease) in other current liabilities ....      (239,952)        23,987
                Increase in deferred member revenue .................       491,417        224,935
                Increase (decrease) in advance deposits .............       (23,004)       425,348
                                                                        -----------    -----------
Net cash provided by (used in) operating activities .................       735,545        697,339

Cash flows from investing activities:
     Disposal (Acquisition) of property, plant and equipment ........      (391,524)          --
                                                                        -----------    -----------
Net cash provided by  (used in) investing activities ................      (391,524)          --

Cash flow from financing activities:
     Retirements and payments of long-term debt .....................    (1,507,129)    (1,410,567)
     Forgiveness of debt ............................................          --          450,000
     Proceeds from borrowings .......................................        85,191           --
     Issuance of common stock for settlements & debt payments .......       524,667           --
     Issuance of common stock for cash ..............................       553,000           --
                                                                        -----------    -----------
Net cash provided by (used in) financing activities .................      (344,271)      (960,567)

Net increase (decrease) in cash .....................................          (250)      (263,228)

Cash and cash equivalents at beginning of year ......................         9,018        372,836
                                                                        -----------    -----------

Cash and cash equivalents at end of year ............................   $     8,768    $   109,608
                                                                        ===========    ===========

Supplemental disclosure of cash flow information: Cash paid for:
        Interest ....................................................   $   212,536    $   260,433
        Income tax ..................................................          --             --

    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                                    Unaudited
                  For the periods ended June 30, 1997 and 1996

1997

Supplemental schedule of non-cash and financing activities:

Issuance of 615,999 shares of common stock in exchange for
services.                                                                       $ 1,433,534

Issuance of 570,000 shares of common stock in exchange for
cash and other current assets.                                                  $   553,000

Issuance of 2,778,871 shares of restricted (R-144) common stock
in settlement of debt.                                                          $   524,667

Purchase of 100% of the  outstanding  shares of  Primus  Health
Care  Systems, Incorporated and the payment of associated  commissions through the issuance of 1,000,000  shares  of  restricted  (R-144)
common  stock and  48,000  shares of free-trading common stock.                 $ 1,220,000



1996

Issuance of 16,817 shares of common stock (S-8) and 9,809
class A warrants in exchange for services.                                      $    87,677

Issuance of 67,037 shares of restricted (R-144) common stock in
partial settlement of senior debentures.                                        $   109,847

Issuance of 25,783 shares of restricted (R-144) common stock
and 25,783 class A warrants in settlement of debt.                              $   117,518

Issuance of 227,500 shares of common stock and 192,500
class A warrants in exchange for cash and other current assets.                 $   570,000

Issuance  of 416,533  shares of  restricted  (R-144)  common  stock and
416,533 restricted (R-144) class A warrants to complete the
Riverbend acquisition.                                                          $ 1,568,438

    The accompanying notes are an integral part of these financial statements

                         HEALTHTECH INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1997 AND 1996
                  ---------------------------------------------

NOTE 1.  BUSINESS ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Organization -

HEALTHTECH INTERNATIONAL, INC. ("Company" or "HealthTech"), formerly known as "USA Health Technologies, Inc." was incorporated in 1990 in the State of Colorado, and then was redomiciled to the State of Nevada on February 8, 1995. On October 4, 1995 the Company formally changed its name to "HealthTech International, Inc." Currently HealthTech International, Inc. and its wholly owned subsidiaries Results Sports and Fitness, Inc., IFM Investments, Inc., Fitness Performance, Inc., Results Riverbend, Inc., Results Stark Street, Inc., Results Bedford, Inc., Sherman Results, Inc., Arlington Results, Inc. and Primus Health Care Systems, Inc. (collectively "the Company") develop and operate health and fitness clubs, provide medical services through clinics within its clubs, and market and sell fitness equipment.
Per Share Information -

Primary earnings or loss per common share has been computed based upon the weighted average number of common equivalent shares outstanding. Primary and fully diluted earnings per share have been presented separately for the period ended June 30, 1997, whereas for June 30, 1996, primary and fully diluted earnings per share have been only been presented for the quarter ended June 30, 1996. Primary and fully diluted earnings per share for the year to date as of June 30, 1996 are the same since the Company experienced losses for that period; dilutive common stock equivalents are excluded from the calculation of loss per share as the effect would be antidilutive. The number of common and common equivalent shares utilized in the per share computations were 7,463,506 and 3,743,805 for the years to date as of June 30, 1997 and 1996, respectively.

Accounting Estimates -

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. The Company made a change in the estimate of the reserve account during the recently completed quarter retroactively to the beginning of the fiscal year. The previous reserve applied to medical billings of 38% was adjusted to 50% based on collection information available to management during the quarter.

Income Taxes  -

The Company adopted the provisions of Financial Accounting Standards Board No. 109 (FAS 109) effective as of October 1, 1994. Under FAS 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax asset has been adjusted in the current year to reflect loss carry forwards from prior years. The portion which is available to offset current year tax liabilities has been included in current assets. The application of FAS 109 did not have a material effect on the Company's consolidated financial statements.

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

         June 30, 1996

         Subsidiaries:   Results Sports and Fitness, Inc.
                         Fitness Performance, Inc.
                         IFM Investments, Inc.
                         Results Riverbend, Inc.
                         Results Stark Street, Inc.

         March 31, 1997

         Subsidiaries:   Results Sports and Fitness, Inc. (Tucson, Arizona club)
                         Fitness Performance, Inc. (seller of fitness equipment)
                         IFM Investments, Inc. (Midland, Texas club)
                         Results Riverbend, Inc. (Ft. Worth, Texas club)
                         Results Stark Street, Inc. (Portland, Oregon club)
                         Results Bedford, Inc. (Bedford, Texas club)
                         Arlington Results, Inc. (Arlington, Texas club)
                         Sherman Results, Inc. (Sherman, Texas club)
                         Primus Health Care Systems, Inc.

Due to a changes in consolidated subsidiaries and their respective activities for each of the periods reported, the consolidated financial statements are not comparable between periods.

NOTE 3.   ACQUISITIONS

Effective January 1, 1997, the Company acquired Primus Health Care Systems, Inc. (Primus). The acquisition consisted of the following consideration:

         Common stock issued -                                     $  1,220,000
         Transfer of prepaid advertising credits                      5,400,000
                                                                  -------------
                                                                   $  6,620,000

The acquisition was recorded using the purchase method of accounting and was allocated to the assets acquired as follows:

         Medical receivables                                      $     500,000
         Equipment                                                      330,000
         Furniture and fixtures                                          40,000
         Costs in excess of net assets acquired                       5,750,000
                                                                  -------------
                                                                   $  6,620,000

The following pro forma financial data presents the Company's unaudited, pro forma statements of operations for the nine months ended June 30, 1997, giving effect to the consummation of the Primus acquisition as if the transaction had occurred on October 1, 1996. The unaudited pro forma condensed statement of operations do not purport to represent what the Company's actual results of operations would have been had such transaction in fact occurred on that date. The unaudited pro forma condensed statements of operations also do not purport to project the results of operations of the Company for any future period.

                Revenue, less reserves and allowances         $  3,000,000
                Net income                                       1,500,000

                Primary earnings per share                        $   0.20

Effective April 1, 1997 the Company acquired certain assets of Family Fitness Exchange in Bedford, Texas. The asset purchase agreement was included as an exhibit in the Company's Form 10-Q dated March 31, 1997, incorporated herein by reference. The assets were acquired for the assumption of certain lease, service and tax obligations. These assets were transferred from the Company to Results Bedford, Inc. in exchange for all of the issued and outstanding shares of Results Bedford, Inc.

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

NOTE 5.   INCENTIVE COMPENSATION PLANS

The Company has an Incentive Compensation Plan which provides awards to officers, employees and consultants of the Company, who, individually or as a group, contribute in a substantial degree to the success of the Company. The S-8 registration dated December 29, 1994, allowed for the designation of 25,000,000 units for awards pursuant to this plan. The S-8 registration dated June 1, 1996, allowed for the designation of an additional 1,000,000 units for awards pursuant to this plan. During the nine months ended June 30, 1997, the Company issued 1,375,449 shares for a value of $1,640,743.

NOTE 6.   COMMITMENTS AND CONTINGENCIES

Notes payable stock commitment -

Under terms of the loan agreement refinancing the Midland club, the Company pledged, among other things, 50,000 fully paid and unrestricted shares of common stock of HealthTech. If the value of these shares become less than $150,000 at the end of any given calendar quarter, the Company is obligated to deposit with the bank within 10 business days, additional fully paid and unrestricted shares of common stock of HealthTech such that the value of all shares pledged is a minimum of $150,000. During the second quarter of fiscal 1997, the Company pledged an additional 51,351 shares to meet this requirement for the quarter ended December 31, 1996. The Company is also a primary guarantor under terms of the note which at June 30, 1997 was approximately $771,500.

Results - Stark Street, Inc. Loan -

As part of the acquisition of the Stark Street Club, the Company assumed a loan originated through a local bank and the Small Business Administration. The loan agreements contain a "due on sale" clause if the property is transferred without prior written approval of the lending institution. Such approval was not obtained in conjunction with the acquisition of the club. While the Company is currently in substantial performance with other provisions and covenants contained in the loan agreements, should the lending institution discover the property was transferred without approval, the remaining unpaid balance could be accelerated and become immediately due and payable. The remaining balance at June 30, 1997, was approximately $396,000.

NOTE 7.   SUBSEQUENT EVENTS

In June,  1997, the Company  negotiated a Settlement  Agreement and Release (see
Exhibit 1) to sever ties with the clinic management group and dissolve any profit participation and employment agreements between the Company and members of the Kirkham Group as defined in the agreement. The agreement has an effective date of July 1, 1997. As part of the agreement, a net of 650,000 restricted common shares were returned to the treasury and canceled, 1,000,000 options to purchase restricted common shares were canceled, the profit participation detailed in the Ulti-Med license agreement was canceled and all employment agreements with the Kirkham Group were canceled. The Company canceled its note receivable from Ulti-Med of $750,000, returned its ownership interest in the Sherman facility and agreed to continue a profit participation in the Arlington facility for a period not to exceed 180 days.

NOTE 8.  INDUSTRY SEGMENTS

The Company classifies its revenues into two divisions: Health center revenues and Equipment sales. Health center revenues combine revenues from the medical clinics and revenues from the fitness centers.

ITEM II -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF  FINANCIAL  CONDITION  AND
           RESULTS OF OPERATION


OVERVIEW FOR REVIEW OF FINANCIAL STATEMENTS

GENERAL DISCUSSION AND HISTORY

The financial statements presented in Item I. of Part I hereof are incorporated by this reference and the following discussion should be read in conjunction therewith. When comparing the current operating results with operating results of prior periods it must be noted that: (i) the Company made certain operational divestitures prior to mid-fiscal 1995; (ii) the Company acquired three health clubs in various periods in fiscal 1995; (iii.) the Company acquired a fourth health club during the third quarter of fiscal 1996; (iv) the Company acquired Primus Health Care Systems, Inc. in the first quarter of fiscal 1997 and its operations were first recognized in the second quarter of fiscal 1997; (v) the Company made an operational transition from health and fitness to health care by providing medical services; (vi) the Company acquired its fifth health center in the third quarter of fiscal 1997 which is anticipated will be fully operational as a Health Care Center in the fourth quarter of fiscal 1997; and, (vii) a 50% reserve has been recorded against medical clinic revenue (discussed below and see Notes to the Financial Statements) as a result of management's review and analysis of its first full quarter of the Primary Medical Care Clinics operations and information which became available as a result of the Kirkham Dispute and settlement .

RESERVES MADE AGAINST MEDICAL REVENUES

At June 30,1997, management adjusted the year to date reserve to 50% of the revenues generated from medical operations, a 12% increase over the reserve presented in the Company's previous Form 10-Q dated March 31, 1997. The previous estimate of a 38% reserve rate was based upon: (i) the representations of Joseph
R. Kirkham and Mark Darner, D.C. who came to work for the Company in the first quarter of 1997 through the acquisition of Primus Health Care Systems, Inc. and were first affiliated with the Company in fiscal 1996 when the Company entered into a license agreement with Ulti-Med; and (ii) the collection history of Surety Bank and Providers Funding through which the receivables were factored. The increase in the reserve for the third quarter is based upon: (a) current historical data; (b) analysis and review of the billing structure formerly used;
(c) review and analysis of the former billing structure by MedQuest Services, Inc. ("MedQuest")(On July 8, 1997, the Company contracted with MedQuest to provide the Company's medical billing services); (d) MedQuest's actual collection rate for receivables currently generated; and, (e) the age of certain receivables received as part of the Primus Transaction and other older receivables. The Company's management believes that in the fourth quarter of fiscal 1997 the reserve rate should be significantly reduced and the Company will reserve approximately 30% of the revenues generated by operations and that such reserve will be conservative. Both the 50% current reserve rate and the anticipated 30% reserve rate are speculative in that management still does not have significant historical data and new facts are still being uncovered. However, these reserves will enable the Company to recognize adequate income from the medical operations without the uncertainty of future writedowns.

COMPANY STRUCTURE

The Company's operations are centered around the formation and operation of "Health Care Centers" which are comprised of "Primary Care Medical Clinics" and "Fitness Centers" and offer comprehensive, primary care medical and health and fitness services to their clientele. The Company's Fitness Centers offer state of the art physical fitness equipment that is used by clientele for rehabilitation and general strength, sports and fitness training. HealthTech's Primary Care Medical clinics provide protocol based primary care medical and chiropractic care, advanced diagnostic testing and therapeutic and post surgical rehabilitation. Each of the clinics is situated within one of the Company's Fitness Centers in approximately a 2,000 square foot clinic space.

HealthTech's expansion and acquisition strategy is to find management distressed facilities and acquire such by using the Company's (R-144) stock and minimal cash or no cash, lease or buy facilities or complexes on favorable lease terms and convert those facilities into Health Care Centers and/or develop raw land and place a Health Care Center in the development as the anchor tenant. In addition to the foregoing, HealthTech aggressively pursues all reasonable opportunities to improve or expand its business. During July, 1997 the Company acquired approximately $250,000 (retail price) worth of equipment and a 1,000 person membership base from a competitor facility in the vicinity of the Company's Bedford Health Care Center in exchange for 125,000 shares of the Company's Rule-144 common stock. The Company also acquired approximately $480,000 (retail price) worth of equipment in exchange for 100,000 shares of the Company's Rule-144 common stock. The Company has signed four definitive agreements contingent on various factors to acquire additional locations. The Company expects to close on some or all of these acquisitions within the current calendar year.

HEALTH CENTER OPERATIONS

HealthTech's operational plans and strategy for all of its present fitness centers and to be acquired clubs/gyms/Health Centers is that they be converted into Health Care Centers. At June 30, 1997 the Company's fitness center operations division operated seven facilities. HealthTech has renovations underway at the Bedford facility for conversion of the facility to a Health Care Center. The clinic construction at the Bedford facility is anticipated to be completed in the fourth quarter of fiscal 1997. Effective July 1, 1997 the Company will cease to operate the facility at Sherman, Texas and for six months a significant percentage of the net profit of the Arlington facility will be distributed to Mr. J.R. Kirkham and his associates (see Subsequent Events).

MEDICAL OPERATIONS:

At June 30, 1997 the Company operated four "Primary Care Medical" clinics. The clinics are located in Midland, Fort Worth, Arlington, and Sherman Texas. In the first quarter of fiscal 1998, the operations of the new Bedford Health Care Center are anticipated to replace the revenues lost from the Sherman facility transfer.

FINANCIAL ANALYSIS
EBITDA

The EBITDA analysis below is one method to measure the performance and status of the Company at June 30, 1997. The EBITDA analysis should not be considered an alternative to any measure of performance or liquidity promulgated under generally accepted accounting principals (GAAP) nor should it be considered as an indicator of the Company's overall financial performance.

         EBITDA is calculated as follows:
                                                 Quarter Ended     Year to Date
                                                    6/30/97           6/30/97

         Net income                                $   175,681      $   493,917

         Interest expense                          $    75,637      $   212,536

         Provision for taxes                       $    90,502      $   254,442

         Depreciation & amortization               $   236,995      $   614,409

         Earnings before interest, taxes
         depreciation and amortization             $   578,815      $ 1,575,304


INCOME TAX CREDITS

The Company has sold those operations that previously created significant operating losses. However, the Company was able to preserve certain tax credits associated with the divestiture of these operations in the form of NOL ("net operating losses") carry forwards. HealthTech's management believes that the Company has approximately a six million dollar credit of which a portion will be applied in this fiscal year and future years to reduce the tax owed by the Company. The NOL carry forwards to be applied to the Company's current fiscal year tax liability have the effect of increasing by $254,442 to $748,358 the realizable profit from the currently reported $493,917. However, the Federal Income Tax rules and guidelines for the application of the NOL carry forward are complex and stringent and the application of all of the tax credits may or may not be able to be used or fully used by the Company as a credit against tax liability. (See notes to financial statement in the 1996 Form 10-K.)

LIQUIDITY

At June, 30, 1997, the Company's debt to equity ratio was 21%, and its current ratio was 1.13. At September 30, 1996, the Company's current ratio was 0.33. Management attributes the change in the current ratio to the net increase in accounts receivable for medical services performed and the reduction of current liabilities. As set forth in the Company's 1996 Form 10-K, the Company has continued to successfully follow its plan to restructure short-term and long term debt. Subsequent to June 30, 1997 the Company refinanced the Fort Worth, Texas facility and plans to continue to reduce short and long-term debt to improve its debt to equity and current ratios for fiscal 1997. In the second quarter of fiscal 1997, the Company recognized $5.7 million Goodwill as an asset in the Primus transaction and the income stream associated with Primus' operations. Despite the Kirkham Dispute and settlement (discussed below), the Company's management believes that the significant potential growth in revenues which can be generated from operating Primary Medical Care Clinics within its facilities from the business "know-how" acquired in the

Primus transaction continues to justify the acquisition. At June 30, 1997 HealthTech's working capital position was approximately $475,000. Subsequent to June 30, 1997 the refinancing of the Fort Worth, Texas facility has increased the Company's cash position by approximately $220,000. As set forth in the 1996 Form 10-K., and the information disclosed in this Form 10-Q Report, the Company believes its cash flows are sufficient to meet its short-term cash requirements. During the past two fiscal years and year to date fiscal 1997, the Company has satisfied some cash requirements through the issuance of the registrant's common stock and securities in accordance with SEC regulations (see the Consolidated Statement of Cash Flows, supplemental schedule of non-cash and financing activities).

RESULTS OF OPERATIONS

The Company's revenues have grown substantially over the last two fiscal years through the acquisition of existing health clubs. In the first quarter of fiscal 1997, the Company's revenues were significantly impacted by recognition of the full operations of one "Primary Care Medical" clinic and the operations of the Company's first Health Care Center. In the second quarter of fiscal 1997, HealthTech added three Health Care Centers by integrating and adding the operations of three additional "Primary Care Medical Clinics". In the third quarter of fiscal 1997, the Company set a reserve against medical revenues of 50% which significantly impacted the Company's net revenue and net profit. Despite this additional reserve, the gain from operations for the third quarter increased significantly over the corresponding quarter in fiscal 1996. The year to date net income, even with the increased reserves, of $493,917 is a substantial improvement over the 1996 year to date loss in June 30, 1996 of $(286,684). The Company's management believes that the results for fiscal 1997 year to date are in line with its operational projections set forth in the 1996 Form I0-K and that the current reserves against revenues will be reduced to 30% in the fourth quarter of fiscal 1997. Further, the Company believes that the Kirkham settlement and the return of 650,000 shares of common stock and the return of the 1,000,000 options to purchase stock at $1.00 will allow for other substantial acquisitions to be made. Based upon the current operations, the plan to open three more "Primary Care Medical" clinics in the Company's existing Health Centers as well as the acquisition of additional health facilities for conversion into Health Care Centers will likely produce revenues in excess of $15,000,000 for the twelve months of operation in fiscal 1997 as compared to $5,598,000 for fiscal 1996. This projection is based upon management annualizing the Company's current revenue, past performance, industry trends and management's belief that its acquisition and expansion plans are reasonable and achievable in fiscal 1997. Due to the change in clinic management, changes in billing protocols and the subsequent reorganization of this significant area of operations, the Company expects a decline in revenues for the fourth quarter of fiscal 1997. Prior to acquiring the operational history of the last quarter and without the knowledge that the Kirkham Dispute would arise, the Company projected that gross revenues for fiscal 1997 would exceed $25,000,000. That estimate has now been revised. However, as stated above, the return of the stock and the options to purchase stock as part of the settlement of the Kirkham Dispute is believed by management to be a substantial benefit to the Company in the near future as it will allow the Company to find and purchase assets that will replace the loss of prior projected income. It must, however, be emphasized that such projections and planned acquisitions are speculative since many factors outside the Company's control and/or other events may effect operational performance.

Note - Debt to equity ratio is computed above by the formula - Debt to Equity Ratio = Debt/Equity expressed as a percentage. Current ratio is computed above by the formula - Current Ratio = Current Assets/Current Liabilities.

SUBSEQUENT EVENTS

THE KIRKHAM DISPUTE.

On or about June 2, 1997, Joseph R. Kirkham, Ulti-Med, Primus LLC and erroneously Primus Inc. ("Mr. J. R. Kirkham and the Plaintiffs" or along with other associates "the Kirkham Group") commenced litigation in Tarrant County, Texas against the Company, some of its subsidiaries and some of its officers (the "Kirkham Dispute"). At the time of the Kirkham Dispute, Mr. J. R. Kirkham was a director and officer of HealthTech but did not resign until approximately 10 days after the litigation had commenced and did not request the Company take any actions with respect to the resignation. The Company did and still steadfastly denies all claims made by Mr. J.R. Kirkham and the Plaintiffs and took immediate action to protect the Company's assets. This course of action resulted in a Settlement Agreement and Release and the cancellation of the Ulti-Med License Agreement upon the following terms which the Company's management believes are very favorable: (i) Primus L.L.C. will return 650,000 shares of (Rule l44) stock and 1,000,000 (Rule-144) options to purchase Company stock at $1,00 per share; (ii) cancellation of an approximately $3,500,000 employment obligation over the next five years; (iii) cancellation of all obligations under the Ulti-Med License Agreement which provided for profit participation in all of the Company's clinics except Arlington and Sherman; (iv) transfer of Ulti-Med's ownership interest in the clinic tenant improvements and the clinic equipment at the Midland and Fort Worth clinics back to HealthTech;
(v) cancellation of the $750,000 promissory note from Ulti-Med to Primus, (vi) transfer of the license agreement to operate the Sherman facility and all of the equipment at the facility back to Primus L.L.C.; and (vii) a six month management work out contract whereby the Kirkham Group will oversee the management of the Arlington facility in return for profit participation. The above terms are incorporated in a Settlement Agreement dated effective July 1, 1997 (see Exhibit 1) which also provides for among other things: (a) the contingent return, on a cost basis, of an additional 100,000 shares of HealthTech (Rule-144) stock in the event the Company agrees to proposed changes in the Settlement Agreement arising from having the Ulti-Med portions of the Settlement Agreement approved by the U.S. Bankruptcy Court (Note: in the alternative, the Company has the option to not accept the terms imposed by the Bankruptcy Court and have such severed from the Settlement Agreement); (b) that Mr. J. R. Kirkham and the other Plaintiffs would dismiss the litigation they commenced against the Company with prejudice; and, (e) the representations and warranties made to HealthTech by Mr. J. R. Kirkham survive the Settlement Agreement as does the liability of others associated with Mr. Kirkham and the Plaintiffs. On August 10, 1997 the Company was informed that the order to so dismiss the litigation was entered on July 29, 1997.
Note: In February of 1997 the Company reported the details of the acquisition of Primus Health Care Systems, Inc. from Primus Health Care Systems, L.L.C. ( the "Primus Transaction" a subsequent event) and the ULTI-MED Health Care Systems, Inc. license or management agreement (the "Ulti-Med License Agreement") in its annual report on Form 10-K for the fiscal year ending September 30, 1996 (the 1996 Form 10-K") which the Company hereby incorporates and makes a part of this Quarterly Report on Form 10-Q for the Company's third quarter of operations ending June 30,1997 (this "Form I0-Q Report").

RESTRUCTURING OF MEDICAL OPERATIONS MANAGEMENT

Whereas the Settlement Agreement released the Company from the obligation to continue to contact for the medical management services that were acquired in the Primus transaction, the Company sought out highly experienced and quality management for its medical operations. On July 11, 1997 the Company announced that it had entered into a contract with Dr. William J. Kelly, D.C., D.A.C. I.
T. whereby Dr. Kelly became the Director of Clinical Operations for the Company and assumed responsibility for: (i) quality assurance for the Primary Care Medical Clinic's operations; (ii) medical protocols (including making sure that services and charges are within industry standards); (iii) billing efficiencies (including working with MedQuest Services, Inc., the Company's billing company, and establishing the Company's billing procedures); (iii) medical staffing in the Primary Care Medical Clinics; and (iv) the operations of the Company's new School of Advanced Diagnostic and Clinical Procedures (the 'Medical Training School" discussed below). Under the terms of the contract in addition to Dr. Kelly receiving small percentages of the net operating profit of each Primary Care Medical Clinic and another small percentage for his help in collecting some of the Company's older accounts receivable, he will also receive forty percent of the net operating profit of the Medical Training School.

SCHOOL OF ADVANCED DIAGNOSTIC AND CLINICAL PROCEDURES:

The School of Advanced Diagnostic and Clinical Procedures is a continuing education and postgraduate school for doctors of chiropractic and other medical professionals which will teach new techniques, medical ethics, practice management, inter-disciplinary relations, marketing and other topics nationally. Dr. Kelly previously operated the Physicians Academy School of Advanced Diagnostic and Clinical Procedures which has trained thousands of doctors in many aspects of their practice and both he and the Company's management believe that HealthTech's new School of Advanced Diagnostic and Clinical Procedures will not only enhance the Primary Care Medical Facilities operations but will become a significant source of revenue for the Company.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities

Not Applicable

Item 3.  Defaults upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 1.     Settlement Agreement and Release

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HEALTHTECH INTERNATIONAL, INC.


By:   /s/ Gordon L. Hall            Date: July 20, 1997
    ----------------------
Gordon L. Hall, Chief Executive Officer and
Chairman of the Board of Directors



By:   /s/ Tim Williams              Date: July 20, 1997
    -----------------------
Tim Williams, President



By: /s/ Stephen L. Smith            Date: July 20, 1997
   ------------------------
Stephen L. Smith, Chief Financial Officer and
Vice President

                                     PART II


                                     ITEM 6

                                    EXHIBIT I

                               MATERIAL CONTRACTS

                        SETTLEMENT AGREEMENT AND RELEASE

This Agreement, effective as of the 1st day of July, 1997, is a full compromise and settlement of claims pursuant to the terms and conditions set forth herein.

1.0 RECITALS

1.1 HealthTech International, Inc., a Nevada corporation, has its principal place of business at 1237 South Val Vista Drive, Mesa, Arizona, 85204 and is herein after referred to as "HealthTech".

1.2 Ulti-Med Health Centers, Inc., a Utah Corporation, herein after referred to as "Ulti-Med", has its principal place of business at 2100 N. Hwy. 360, Suite 1500B, Grand Prairie, Texas 75050.

1.3 Primus Health Care Systems, L.L.C., a Texas limited liability company, herein after referred to as "Primus LLC", has its principal place of business at 2017 East Lamar Blvd., Suite 100, Arlington, Texas 76006.

1.4 Primus Health Care Systems, Inc., a Texas corporation and the wholly owned subsidiary of HealthTech has it's principal place of business at 1237 South Val Vista Drive, Mesa, Arizona 85204, hereinafter referred to as "Primus Inc.".

1.5 Metro Rehab, Inc., a Texas Corporation, herein after referred to as "Metro Rehab" has its principal place of business at 2100 N Hwy. 360, #1500B, Grand Prairie, Texas 75050.

1.6 Joseph R. Kirkham, whose principal place of business at 2017 East Lamar Blvd. Suite 100, Arlington, Texas 76006, resigned as an officer, director, employee, and agent of HealthTech International, Inc., as of June 6th, 1997 and who is the operating manager of Primus LLC, and the Chairman of the Board of Ulti-Med.

1.7 Dr. Mark A. Darner, D.C., is an employee of Ulti-Med, and Primus,L.L.C.and as of the date of this Agreement is no longer an employee of HealthTech.

1.8 David M. Kirkham, a former employee of HealthTech (terminated as of June 5, 1997) and currently an employee of Primus LLC and the Vice President, Treasurer and Secretary of Ulti-Med.

1.9 Jeff Kirkham, a former employee of HealthTech (terminated as of June 5, 1997) and currently an employee of Primus LLC and Ulti-Med.

1.10 Kathy Kirkham,  a former  employee of HealthTech  (terminated as of June 5,
     1997) and currently an employee of Primus LLC and Ulti-Med.

1.11 The parties named in sections 1.5 through 1.10 refer to themselves and are hereinafter collectively referred to as the "Kirkham Group".

1.12 T. Allen Owen, a lawyer and consultant to Joseph R. Kirkham, Primus LLC, Primus Inc., Ulti-Med, HealthTech and others has his principal place of business at 2017 East Lamar Blvd. Suite 100, Arlington, Texas 76006. Mr. Owen was engaged by HealthTech and Primus LLC to form Primus Inc. Mr. Owen has represented to HealthTech that Primus Inc. is chartered with the Texas Secretary of State as a corporation, however, the first organizational meeting of the corporation has not yet been held. In the Lawsuit, Mr. Joseph R. Kirkham caused Primus Inc. to become a plaintiff, and he hereby acknowledges that such action was an error; he and the Plaintiffs (defined below) further acknowledge that HealthTech is the sole owner of Primus Inc.

1.13 In the fourth quarter of HealthTech's 1996 fiscal year, an agreement between Ulti-Med and HealthTech was entered into, whereby HealthTech and Ulti-Med would conduct certain joint ventures (the agreement is attached hereto as Exhibit A and hereinafter referred to as the "Ulti-Med License Agreement"). By way of the Ulti-Med License Agreement, Ulti-Med was to perform certain services and receive profit participation of "primary medical care clinics" operated in HealthTech facilities and HealthTech would receive a license fee.

1.14 In the first quarter of HealthTech's 1997 fiscal year, a definitive agreement between Primus LLC and HealthTech, was entered into whereby HealthTech acquired certain of the operating assets and liabilities of Primus LLC (the agreement is attached hereto as Exhibit B and hereafter referred to as the "Primus Acquisition Agreement") through the purchase of all the outstanding stock of Primus LLC's subsidiary Primus Inc., which owned certain assets and liabilities of Primus LLC, including those necessary to operate the clinics at Arlington and Sherman.

1.15 On or about June 2, 1997, Joseph R. Kirkham, Ulti-Med, Primus LLC and erroneously Primus Inc. (hereinafter, with the exception of Primus Inc., collectively referred to as the "Plaintiffs"), commenced litigation in the Tarrant County, Texas, District Court, as cause no. 048-169289-97(hereinafter referred to as "The Lawsuit") against HealthTech, Gordon L. Hall, Stephen Smith, Tim Williams, IFM Investments, Inc. and Results Riverbend, Inc. (hereinafter collectively referred to as the "Defendants" and/or the "HealthTech Group").

1.16 The Defendants steadfastly deny the claims made in the lawsuit. The parties hereto, without acknowledging the truth or falsity of any of the allegations any of them may have against the other, are desirous of settling the disputes between themselves under the terms and conditions set forth herein.


2.0      AGREEMENT

Based on the foregoing Recitals, all of which are incorporated herein by reference, each of the parties hereto hereby warrants, represents and agrees as follows:

2.1 No claim, other than the claims made in the Lawsuit has been filed or is presently pending before any court, administrative agency, arbitrator, mediator, or any other governmental or nongovernmental tribunal, administrative body, or other such organization as to the date of this Agreement relating to any claim or grievance either party may have against the other.

2.2 The Plaintiffs and/or the Kirkham Group agree to pay, transfer, give and/or return, or cause to be paid, transferred, given and/or returned, to
     HealthTech: (i) 750,000 shares of HealthTech Common Stock of the 750,000 shares issued in the Primus Acquisition (currently restricted under Rule
     144); (ii) 1,000,000 options to purchase HealthTech Common Stock (which would be restricted under Rule 144) issued in the Primus Acquisition; (iii) a complete release (which release extends to and covers the defendants) of any and all claims arising out of or in any way related to claims made by the Plaintiffs and/or the Kirkham Group (and/or the individual members thereof) in the Lawsuit or which could have been jointly or severally asserted therein, or elsewhere, or which could be made by the Plaintiffs and/or the Kirkham Group or their respective predecessors in interest of any kind or nature whatsoever known or generally publicly available; (iv) a full release from any and all obligations HealthTech and/or its subsidiaries have or may have under the Ulti-Med License Agreement; (v) certain assets and liabilities of Ulti-Med, Primus LLC and/or owned by the Kirkham Group, individually or collectively, the Plaintiffs or any other affiliated group or entity that solely relate to the Arlington facility, located at 1001 NE Greenoaks Blvd., Suite 151, Arlington, Texas 76006, shall be transferred to HealthTech's wholly owned subsidiary Arlington Results, Inc., a Texas Corporation, including without limitation: (a) the real property lease for the Arlington facility; and, (b) the leases for any equipment used at the Arlington facility (collectively the "Arlington Facility Assets") and further the parties agree that all of the clinic equipment used in the Fort Worth facility and the Midland facility as among the Kirkham Group, Plaintiffs and HealthTech is the sole property of HealthTech (or its subsidiaries IFM Investments, Inc. and Results Riverbend, Inc.) and that the Plaintiffs and the Kirkham Group have no right or ownership in any of the clinic improvements (construction or tenant improvements) at either the Fort Worth or Midland facilities; (vi) cancellation of any and all agreements, written and/or oral, for services (including, without limitation, employment contracts) between HealthTech and any of its subsidiaries and/or affiliates and members of the Kirkham Group, the officers, directors, employees, agents and or affiliates of the Plaintiffs; and, (vii) dismissal and/or withdrawal with prejudice by Plaintiffs all claims presently pending in the Lawsuit and each party to the Lawsuit agrees to bear their own costs and attorneys' fees incurred therein; and (viii) the transfer of a loan, collateralized by a Certificate of Deposit, Primus Inc. has with Bank One to the Plaintiffs and/or the Kirkham Group as such is their sole obligation. Items 2.2(i) through 2.2(viii) are collectively hereinafter referred to as the "Purchase Consideration".

2.3 In exchange for the Purchase Consideration identified herein, HealthTech agrees to: (i) transfer to Primus LLC, or any other entity designated by the Plaintiffs and the Kirkham Group all of the rights HealthTech acquired in the Primus acquisition to operate the Sherman primary medical care clinic (attached as Exhibit C is a copy of the agreement between Primus LLC and Ulti-Med that defines the rights of Primus LLC to operate the Arlington and Sherman primary medical care clinics in the Ulti-Med facilities); (ii) transfer to Primus LLC, or any other entity designated by the Plaintiffs and Kirkham Group the title to the equipment HealthTech acquired in the Primus acquisition which is used in the Sherman clinic operation (with the exception of the credit card machine and printer, which shall be returned to HealthTech in good working order, and the equipment installed by Vestar Automation including but not limited to the Pentium computer, HP printer, camera and accessories which shall either be returned to HealthTech in good working condition); (iii) enter into a "Consulting Agreement", defined below, with certain members of the Kirkham Group; (iv) pay the Plaintiffs and/or the Kirkham Group an agreed to amount for the assets that HealthTech does not already own that make up and are required and necessary to own and operate the Arlington facility (the assets not acquired by HealthTech in the Primus Acquisition), referred to hereafter as the "Arlington Buy-out" and defined below; (v) release Ulti-Med from its obligation to pay a license fee ($750,000) to HealthTech under the terms of the Ulti-Med License agreement; (vi) issue 100,000 shares of common stock, restricted under Rule 144, to the Kirkham Group, and (vii) return of the promissory note executed by Ulti-Med, as part of the Ulti-Med License Agreement, marked canceled and paid as of the date of this Agreement. Items 2.3 (i) through 2.3 (vii) are hereinafter referred to as the "Settlement Package".

2.4 In exchange for the tender, payment and delivery of the Purchase Consideration to HealthTech and/or the HealthTech Group and the tender, payment and delivery of the Settlement Package to the Kirkham Group and the Plaintiffs, the Kirkham Group and the Plaintiffs, including their agents, heirs, successors, shareholders, partners, and assigns, hereby release and forever discharge any and all liability, rights, claims, demands, actions or causes of action arising between any of the parties, including all shareholders, agents, employees, affiliates, and constituent partners of the Defendants, hereto out of or related to any damage or injury in any way resulting from any of the acts, occurrences, omissions or other events identified herein relating to (i) the Lawsuit (or which may have been asserted in the Lawsuit), (ii)any employment relationship, and (iii) and any claim for recovery of costs, attorneys fees, expert witness fees or other expenses of any kind or nature incurred in connection with the filing, prosecution or settlement of the Lawsuit. The Plaintiffs and the Kirkham Group, by this Agreement, hereby release all liability, rights, claims, demands, action or causes of action of any kind whatsoever, save and except the liabilities, rights and obligations set forth herein, which they now or may in the future possess because new laws and or other basis for causes of action may become retroactively viable because such are connected with the above mentioned matters. Further, the Plaintiffs and the Kirkham Group waive any and all laws which would toll any statutes of limitation and thereby could create a cause of action in the future on matters that are released hereunder. The Plaintiffs and the Kirkham Group acknowledge and agree that part of the consideration set forth above is intended to compensate the Plaintiffs and the Kirkham Group for any damages alleged in the Lawsuit or defenses which may be raised in the Lawsuit were counterclaims to be asserted therein, which may become known in the future.

2.5 The Plaintiffs and the Kirkham Group acknowledge and agree that the consideration paid, in the form of a "Settlement Package," defined below, and all other legal consideration provided under this Agreement is not to be considered an admission of liability on the part of any person, corporation, partnership, or entity, said liability being expressly denied, by that said consideration is given in compromise and full settlement of a disputed claim.

2.6 This Agreement shall be binding upon each of the parties hereto, including their successors, heirs, executors, administrators, personal representatives, assigns, receivers, and trustees as to each of the terms and conditions set forth herein.

2.7 Certain portions of this Agreement may be or are under the jurisdiction of the Bankruptcy court and may require the court's approval. This Agreement shall be submitted to the Bankruptcy court and, in the event the Bankruptcy court does not approve the portions of this Agreement over which it has jurisdiction, this Agreement shall be modified to comply with the court's requirements arising from Ulti-Med's bankruptcy filing. If the modifications required by the court in any way increase HealthTech's liability or obligations generally or under this Agreement the Plaintiffs and/or the Kirkham Group shall transfer to HealthTech additional HealthTech common stock proportionate to the additional obligation imposed by the court (stock valued at the low bid price on the date of the courts ruling; R-144 shall be valued the same as free trading). The Plaintiffs' and the Kirkham Group's liability in the foregoing shall not exceed 100,000 shares of HealthTech common stock. Notwithstanding, HealthTech has the sole option to reject any or all of the requirements imposed by the Bankruptcy court and the resulting modifications, such rejection to be made within two business days. In such an event the portions of this Agreement that can not be enforced because of the non-agreed to bankruptcy court requirements shall be stricken and the remaining portions of this Agreement shall remain in full force and effect.

2.8 In exchange for the Purchase Consideration, HealthTech and the HealthTech Group agree to release the Plaintiffs and the Kirkham Group from all liability, rights, claims, demands, action or causes of action of any kind whatsoever , save and except the liabilities, rights and obligations set forth herein. HealthTech specifically and expressly does not release the Plaintiffs and/ or the Kirkham Group from the following: (i) any and all representations (which singularly or in the aggregate are material or had a material effect) made to the management of HealthTech and its shareholders with respect to the assets and liabilities of the Plaintiffs and the business operations of the Plaintiffs (HealthTech hereby acknowledges that the value of the assets acquired in the Primus acquisition as to equipment, fixtures and receivables are as presented on page 11 of HealthTech's Form 10-Q for the second quarter of fiscal 1997); (ii) having completed all reasonable and prudent investigations, to the best of their knowledge, information and belief, the Plaintiffs and the Kirkham Group represent that the Plaintiffs and Primus Inc.'s relationship with medical insurance providers, including but not limited to, the amount the Plaintiffs should recover from such entities for services billed and/or the size of Ulti-Med in relation to the market have been completely and accurately disclosed to HealthTech and the medical insurance providers; (iii) having completed all reasonable and prudent investigations, to the best of their knowledge, information and belief, the Plaintiffs and the Kirkham Group represent and warrant that the Plaintiffs and the Kirkham Group are and have been in full compliance with the terms and conditions of all relevant contracts, any and all laws, ordinances, etc. that govern the business operations of the Plaintiffs and the operations of Ulti-Med, Primus LLC and Primus Inc.
     while the Plaintiffs and the Kirkham Group were involved in such.

2.9 The terms of the Consulting Agreement are as follows: (i) HealthTech may at its sole option engage, for up to twenty hours each, the services of either or any of the following: Joseph R. Kirkham, Dr. Darner and/or David Kirkham (the "Consultants") for a period of thirty days; (ii) the first thirty day period is mandatory commencing July 1, 1997, and the agreement may be extended for subsequent thirty day periods at HealthTech's sole option;
     (iii) once engaged, services cannot be terminated upon less than 10 days written notice. HealthTech shall pay to the Plaintiffs and/or the Kirkham Group 15% of actual cash received, net of all costs of collection and operating expenses, beginning July 30, 1997 as received (the 1st through the 15th of each month shall be paid on the 30th of the same month, and the 16th through the end of the month of each month shall be paid on the 15th of the following month) from the operation of HealthTech's clinic operations (excluding the Arlington facility) for each 30 day period that the Consultants were engaged. The duties of the Consultants under the Consulting Agreement shall be mutually agreed according to each task.

2.10 The terms of the Arlington Buy-out are the following: (i) the Kirkham Group shall manage the Arlington facility for HealthTech in the manner it was operated prior to June 4, 1997; (ii) no act or omission of the Kirkham Group shall violate any applicable state, local or federal laws, ordinances, etc., or breach any of the terms and conditions of all the contracts associated with the operation of the Arlington facility or cause the Arlington facility to be in default thereunder; (iii) the period the Arlington operations are managed by the Kirkham Group shall not exceed 180 days from the date of this Agreement (the "Operation Period"); and (iv) the results of operations from the Arlington facility will be calculated in relation to a Target Price as described below and the Plaintiffs and/or the Kirkham Group will be paid the calculated amount as adjusted under Section
     2.12 for the Arlington facility assets.

2.11 The adjusted Target Price or actual price paid for the Arlington Facility Assets shall be calculated as follows: At the end of the sixth (6th) month of operation, the average of the actual revenues generated in the fourth
     (4th), fifth (5th) and sixth (6th) months of operation will be multiplied by the actual average collection rate on services provided in months one
     (1) and two (2) of the Operation Period. The product of the forgoing calculation will have the mutually agreed to actual average expenses for the six (6) month period subtracted and the result of that number will be multiplied by eighteen (18) and the product of that calculation will be the "Target Price". The Target Price will be adjusted by a dollar for dollar credit for all payments made under Section 2.12. At the end of six (6) months of operation of the Arlington facility, HealthTech may choose three ways to pay or satisfy the Plaintiffs and/or the Kirkham group the adjusted purchase price: (i) in cash; (ii) by executing a promissory note secured by the Arlington facility; or (iii) by returning and transferring the Arlington facility to the Plaintiffs and/or the Kirkham Group. In the event HealthTech elects to return the Arlington facility (option iii above), all equipment purchased during the period from April 1, 1997 through the end of the Operating Period, inclusive, shall be returned to HealthTech in good operating order or the Plaintiffs and/or the Kirkham Group may purchase said equipment from HealthTech at a mutually agreeable price. In the event HealthTech chooses to pay the adjusted Target Price by executing a promissory note, the terms of the promissory note shall be simple interest only for the term of five years at seven and one half percent (7.5%) on the outstanding balance, payable monthly, with the mutually agreed option to convert the note to HealthTech common stock. Within ten days of the expiration of the Operation Period, HealthTech will notify the Kirkham Group the option chosen to pay/satisfy the Target Price. If no option is chosen within this time period, it shall be deemed that HealthTech will transfer and return the Arlington facility (see section 2.11).

2.12 During the Operation Period, HealthTech will make "Interim Monthly Payments" to the Plaintiffs and the Kirkham Group of the net cash from operating activities of the Arlington facility as follows: (i) 35% to Ulti-Med; (ii) 32.5% to the Kirkham Group; and, (iii) 32.5% retained by HealthTech. However, in no event shall the Interim Monthly Payments to Ulti-Med be less than of $2,000. The Plaintiffs and the Kirkham Group represent and warrant that the Interim Monthly Payments are being paid so that the Plaintiff's obligations to its creditors listed in its tentative bankruptcy reorganization plan can be satisfied first. The parties agree that once the Operation Period has expired and the adjusted Target Price has been paid/satisfied, HealthTech will have no continuing obligation for any Interim Monthly Payments or payments to satisfy the Plaintiffs' and/or the Kirkham Groups' obligations in bankruptcy or otherwise. The parties agree that all money paid as additional consideration hereunder shall reduce the Arlington buy-out price dollar for dollar.

2.13 All of the revenue generated by HealthTech subsequent to the Primus Acquisition is and shall remain HealthTech's and HealthTech will retain all collections thereon. Pursuant to terms of the Primus Acquisition and the terms of this Agreement, the Plaintiffs and the Kirkham Group agree and acknowledge that they have no claim to any of the clinic revenue generated by any of HealthTech clinics or facilities (now or in the future) and/or the Primus clinics in the Arlington and/or Sherman facilities from January 1, 1997 through June 30, 1997, inclusive. Notwithstanding, HealthTech will pay (or credit if all or partial payments have already been made) to the Plaintiff's and/or the Kirkham Group as additional consideration hereunder 30% of the net cash received, of those receivables generated prior to July 1, 1997. "Lock-boxes" or functions normally associated with "lock-boxes" shall be used, and the Plaintiffs and/or the Kirkham Group will be paid from the lock-box arrangement. HealthTech shall provide monthly statements on all receivable activity to the Kirkham Group and the Kirkham Group shall provide monthly statements to HealthTech on all receivable activity controlled by the Plaintiffs and/or the Kirkham Group or controlled by the previous factoring relationship for all medical receivables generated prior to July 1, 1997 (e.g., Providers and/or Surety Bank).

2.14 The parties agree not to compete by owning and/or operating a like kind facility (health club and/or clinic) within five driving miles of the other party's facilities owned as of the date of this Agreement and, further, neither party shall own and operate a like kind facility within five driving miles of the Arlington and Sherman facilities for a period of two years from the date of this Agreement.

2.15 The parties agree that, until the adjusted Target Price has been fully paid/satisfied, the Arlington facility as security for payment of the adjusted Target Price shall not be burdened with debt during the Operation Period other than in the ordinary course of business as determined through mutual consent of the Kirkham Group and the HealthTech Group.

2.16 Notwithstanding Section 2.4, HealthTech hereby releases and holds Joseph R. Kirkham harmless from any and all liability arising during the time Joseph
     R. Kirkham was an officer, director, employee and agent of HealthTech to the extent that he was not inv9olved in any aspect of the events forming the basis of the liability and/or any vicarious liability created by the action of others. HealthTech further releases Joseph R. Kirkham from any and all contractual liability or obligations in the Ulti-Med and Primus Acquisition that are not specifically preserved or otherwise addressed hereunder or generally would conflict with the purpose of this Agreement.

3.0   MISCELLANEOUS PROVISIONS

3.1 This Agreement represents the entire understanding and agreement between the parties, and any representations, discussions or negotiations between the parties and/or their agents with respect to the subject matter hereof, which have not been expressly addressed in this Agreement, are not relied upon and shall not be used in construing the terms and conditions set forth herein.

3.2 Each of the parties hereto have been represented by separate counsel and have had the opportunity to seek advice as to the terms and conditions of this Agreement, including its effect on any rights they may now or in the future possess.

3.3 This Agreement shall not be changed, modified or terminated without the written consent of each of the parties hereto.

3.4 This Agreement shall be binding upon and inure to the benefit of the parties hereto, and their respective permitted agents, heirs, shareholders, partners, successors and assigns. Neither this Agreement nor any of the rights, benefits, or obligations hereunder shall be voluntarily assigned, by operation of law or otherwise, by any party hereto without the prior written consent of the other parties, which consent shall not be unreasonable withheld. With the exception of the provisions of Section 3.5 below, nothing in this Agreement, express or implied, is intended to confer upon any person or entity other than the parties hereto and their respective permitted agents, heirs, shareholders, partners, successors and assigns, any rights, benefits or obligations hereunder.

3.5 This Agreement is expressly intended to benefit, as third party Beneficiaries, the following persons and/or entities: all agents or employees of any of the parties hereto and all other individuals and entities who are the subject of the release provisions set forth in sections 2.2 And 2.4 Of this agreement and the following lawyers only:
     William W. Wilson, Shannon Gracy, et. al, Haynes and Boone, LLP, Robert B. Scott and T. Gerald chilton, Jr.

3.6 In the event any suit or other legal proceeding is brought for the enforcement of any provision of this Agreement, the parties hereto agree that the prevailing party or parties shall be entitled to recover from the other party or parties to such lawsuit upon final judgment on the merits, reasonable attorney's fees (and sales taxes thereon, if any), including attorney's fees for appeal and/or collection of any amount found to be due and owing, and costs incurred in bringing such suit or proceeding.

3.7 This Agreement has been duly executed and delivered by each of the parties identified below, who have the requisite power and legal capacity (i) to execute and deliver this Agreement and all collateral agreements executed and delivered hereby, (ii) to consummate the transaction contemplated hereby, and (iii) to perform their obligations under this Agreement or any other agreement identified herein. Upon the approval, the execution and delivery of this Agreement, this Agreement will be duly and validly authorized, and constitute all necessary action on behalf of all parties to complete this Agreement. This Agreement and each collateral agreement constitutes the legal, valid and binding obligation of each party, enforceable in accordance with its terms, excepts as such enforcement may be limited by general equitable principals, or applicable bankruptcy, insolvency, moratorium or similar laws or judicial decisions from time to time which effect creditors rights generally.

3.8 This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. A fax transmission of a document bearing the signature(s) of a party hereto shall be acted upon and be deemed and treated to be an original document for all purposes. If a fax transmission is so made, the original of the signed document shall be mailed or placed with a courier for personal delivery or mailed within three (3) business days of the fax transmission.

3.9 In the event HealthTech is notified of a default or breach of any agreement, contract or lease which the Plaintiffs and/or the Kirkham Group have an interest, HealthTech shall notify, in writing, the Plaintiffs and/or the Kirkham Group within five days of such notice and cure any default within 30 days that is the responsibility of HealthTech hereunder, otherwise, the Plaintiffs and/or the Kirkham Group shall have the right to exercise any and all rights available under Texas law including, but not limited to, the repossession of any assets which are the object of the breach or default.

3.10 All parties agree to cooperate with one another to effectuate the transfer of the Arlington and Sherman facilities and to make available, upon written demand, such books and records as may be reasonable necessary for accounting, tax and reporting purposes.

3.11 If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term of this Agreement, such provision shall be fully severable; this Agreement shall be construed and enforced as if the severed provision had never comprised a part of this Agreement; and the remainder of this Agreement shall be in full force and effect by the severance of the offending provision. The parties agree to replace the offending and severed provision with a provision that is similar in terms but is not illegal, invalid or unenforceable.

3.12 The parties agree that upon the request of any of the parties, they will execute and deliver such further documents and undertake such further actions as may reasonable be required to effect any of the provisions contained in this Agreement.

3.13 Neither this Agreement, nor any agreement attached hereto, may be amended, altered or changed except in writing signed by all the parties.

3.14 Either party hereunder agrees that nay amounts paid hereunder shall be paid without the right to off set. In the event a party believes they are entitled to an off set, such party will seek declaratory relief.

4.0 Conditions Precedent. The following terms and conditions must be met, satisfied or performed before this Agreement is valid and enforceable.

4.1 The Kirkham Group and the Plaintiffs shall be in full compliance with any and all aspects of the Temporary Restraining Order signed June 13, 1997 by Judge Bob McCoy (Attached hereto as Exhibit D) exclusive of computers which will be returned no later than July 3, 1997. Upon full and complete satisfaction and performance of the terms and conditions set forth in this
     Section 4 and the performance of and/or compliance with the terms and conditions of the Court Order by the Plaintiffs and the Kirkham Group, the parties shall cause the pending litigation to be dismissed in accordance with the provisions of paragraph 2.2 above and the Court Order to be terminated and of no further force or effect.

4.2 The Plaintiffs and the Kirkham Group will execute and attach lease assignments and a general assignment of all of the assets and liabilities associated with the Arlington Buy-out and Arlington Facility Assets and such will be Attached hereto as Exhibit E. The Plaintiffs and the Kirkham Group represent and warrant that everything listed in Exhibit F is what is required to own/lease and operate the Arlington facility in the manner it was operated prior to June 4, 1997, and that if any other asset, assignment or obligation arises such shall be at the sole cost and expense of the Plaintiffs and/or the Kirkham Group to obtain and/or satisfy. The clinic equipment at HealthTech's Midland facility and Fort Worth facility shall be listed in Exhibit G attached hereto, made a part of the exhibit and incorporated herein by this reference, is a bill of sale for the equipment that transfers any and all rights, interest or title the Plaintiffs and/or the Kirkham Group have in said equipment. The Plaintiffs and the Kirkham Group agree to execute any other documents necessary to effectuate the intent of the parties under this Agreement forthwith upon request by HealthTech ("Collateral Agreements").

4.3 The Plaintiff's and/or the Kirkham Group shall return to HealthTech three checks that are payable to "Primus" (i.e., two in the amounts of $8,724.85 and $6,108.93 and one that has been marked NSF).

4.4 HealthTech shall deliver to the Plaintiffs and/or the Kirkham Group the "Due Bills" for all prepaid television and radio time transferred to Primus LLC in the Primus Acquisition. HealthTech represents and warrants that the assets represented by the Due Bills are freely transferable.

4.5 HealthTech agrees to pay Joseph R. Kirkham, David Kirkham and Dr. Mark Darner $3,333.33 each for services rendered to HealthTech between January 1`, 1997 and July 1, 1997 payable in either cash or S-8 stock (without restriction and with the bid price as of June 25, 1997) within three days of the effective date of this Agreement.

4.6 The parties hereto are executing and delivering this Agreement prior to the preparation of all of the Exhibits listed in Section 5 below which shall be provided on or before June 30, 1997.

5.0 Exhibits:

Exhibit A: Ulti-Med  License  Agreement

Exhibit B: Schedule of assets and liabilities  purchased by Primus Inc. from
           Primus LLC

Exhibit C: Agreement between  Primus  LLC and  Ulti-Med  for the  rights to operate clinics at Sherman and  Arlington  facilities

Exhibit D: Court Order  signed June 13, 1997 by Judge Bob McCoy

Exhibit E: Lease assignments and general assignment associated with the
           Arlington buy-out and Arlington facility assets

Exhibit F: List of all  equipment and personal  property  required to own/lease the Arlington  facility  prior to June 4, 1997

Exhibit G: List of equipment for the  clinics at HealthTech's  Midland  facility and Fort  Worth  facility

Exhibit H: Copy of public announcement concerning effects of Settlement

         HealthTech International, Inc.



         By: /s/ Gordon L. Hall
                  Gordon L. Hall
         Its: Chairman and CEO


         Primus Health Care Systems, Inc.




         By: /s/ Gordon L. Hall
                  Gordon L. Hall
         Its: President


         IFM Investments, Inc.




         By: /s/ Gordon L. Hall
                  Gordon L. Hall
         Its: President


         Results Riverbend, Inc.




         By: /s/ Gordon L. Hall
                  Gordon L. Hall
         Its: President


         Arlington, Results Inc.



         By: /s/ Gordon L. Hall
                  Gordon L. Hall
         Its: President

         /s/ Gordon L. Hall
         Gordon L. Hall, an individual






         /s/ Stephen Smith
         Stephen Smith, an individual





         /s/ Tim Williams
         Tim Williams, an individual




         Ulti-Med Health Centers, Inc.




         By:/s/ Joseph R. Kirkman
                  Joseph R. Kirkham
         Its: Chairman



         Primus Healthcare Systems, L.L.C.




         By: /s/ Joseph R. Kirkman
                  Joseph R. Kirkham
         Its: Manager

                   /s/ Joseph R. Kirkham
                   Joseph R. Kirkham, an individual and
                   Member of the Kirkham Group





                   /s/ Mark A. Darner
                   Dr. Mark A. Darner, D.C., an individual and
                   Member of the Kirkham Group






                   /s/ David M. Kirkham
                   David M. Kirkham, an individual and
                   Member of the Kirkham Group






                   /s/ Jeff Kirkham
                   Jeff Kirkham, an individual and
                   Member of the Kirkham Group







                   /s/ Kathy Kirkham
                   Kathy Kirkham, an individual and
                   Member of the Kirkham Group

                                    EXHIBIT A

                           Ulti-Med License Agreement

  BUSINESS OPPORTUNITY AND MANAGEMENT AGREEMENT


     AGREEMENT, dated and effective as of September 30, 1996 by and between HealthTech International, Inc. ("HTI") a Nevada corporation and Ulti-Med Health Centers, Inc. ("UHC").

  THE PARTIES AGREEE AS FOLLOWS:

  1. This agreement is for the granting of permission to do business at HTI facilities as such exist or may exist in the future. HTI makes no representations or warranties as to how many facilities it may own or operate now or in the future. HTI as of the date first above written grants UHC permission to do business at a total of seven HTI facilities.

  2. Permission granted hereunder is given only in consideration upon payment of the "Opportunity Fee" described herein.

  3. UHC acknowledges that it does not rely on any representations made by HTI with respect to entering into this agreement and that it has done its own due diligence with respect to HTI and its operations. UHC assumes any and all risk associated with the fact or eventuality that HTI may or may not own or operate health club facilities and/or be in business while UHC's Permission is still in effect and that this is an acceptable risk for the opportunity to do business.

  4. UHC acknowledges upon its acceptance of the business opportunity it has continuing obligations under this agreement and that HTI has no further obligations with respect to the Opportunity Fee. In addition to the Opportunity Fee UHC grants to HTI the right and ownership of all revenue generated by UHC's exploitation of the business opportunity granted hereunder and to administer the distribution of the revenue as provided for hereunder, however in no event is HTI obligated to perform such function and HTI may assign or waive such right. Any such waiver shall not diminish or change HTI's ownership of the revenue generated hereunder and any waiver shall nor preclude HTI from later asserting its right.

  5. The opportunity fee shall be $750,000.00 payable upon execution of this Agreement (the "Opportunity Fee"). HTI agrees that it will accept a promissory note to be secured by the assets created and or generated by UHC by its exploitation of its rights under this agreement. UHC acknowledges and agrees that the Opportunity Fee is nonrefundable and therefore UHC waives any and all right to recover all or any portion of the Opportunity Fee at any time during which UHC's Permission is effective and releases HTI from any and all obligations that could arise or do arise subsequent to the granting of the UHC Permission; including without limitation UHC' waives any and all laws, statutes, standing, etc., currently or in effect in effect in the future, that would give UHC the right or would benefit UHC in trying to recover all or part of the Opportunity Fee.

6. UHC acknowledges that HTI may but is not obligated to, build one clinic in a facility it owns or operates and that UHC's permission includes the right to operate that clinic. In the event HTI does build the one clinic HTI will own the clinic I 00% (including without limitation all tenant improvements, equipment, fixtures and furniture). UHC's Permission also includes the right to build clinics in up to six HTI health clubs, if six such facilities exist, if not up to the number of clubs that exist not to exceed seven total clinics. In the event HTI does not build the first clinic, UHC may build the clinic at its sole cost and expense and no cost or expense to HTI.

7. As already agreed to above and subject to section 4 above, HTI shall own and have sole right to all revenue generated by the exploitation of UHC of the rights granted, hereunder, the parties agree that the such revenue shall be deposited in a mutual/joint bank account (counter-signatures required) at a financial institution of HTI's choice and that from that bank account all expenses will be paid and profit distributions made (the "Disbursement Account").

8. UHC agrees to prepare a quarterly expense budget which the parties shall mutually agree, to. All payments for expenses in excess of the budgets shall require HTI's Nvritten consent which shall not be unreasonably withheld. After expenses the parties will create and maintain a reserve to be determined and net of the expenses and reserve shall be distributed as profit to the parties. HTI shall be entitled to 60% of the profits and UHC shall receive 40% of the profits.

9. UHC shall deposit 50% of the profits it receives into a mutual/joint account (counter-signatures required) in a bank of HTI's choice (the "Construction Account"). The parties agree that Construction Account funds shall only be used for the construction of clinics in HTI facilities. In the event there are seven clinics constructed before UHC's permission rights have expired the parties shall mutually agree on the use of the Construction Account ftmds.

10. UHC agrees and acknowledges that the Construction Account and the Disbursement Account are pledged as security for the Opportunity Fee promissory note in the event UHC pays the Opportunity Fee by way of a promissory note. UHC agrees to sign powers of attorney that shall become effective upon a breach of said promissory note and acknowledge that such powers of attorney shall allow HTI to recover as part of the liquidated damages set forth herein.

II. In the event UHC constructs clinics, UHC agrees to manage the construction such that; no liens are filed on any of HTI's facilities; lien releases are obtained from all contractors, subcontractors and/or material or service suppliers as a condition of payment and in the event a lien or any claim (including assessments, lawsuits, etc.) is made against the HTI's properties, any of its subsidiaries, officers, employees, consultants or associates, UHC shall indemnify and hold HTI harmless (including bonding around liens or complying with any other reasonable request of HTI in seeking relief from the claim).

12. UHC acknowledges and agrees that HTI shall have a one half undivided ownership interest in any clinic that UHC constructs. UHC further acknowledges and agrees that HTI shall have an a security interest in any and all clinics that UHC constructs hereunder and that the power of attorney described herein shall authorize HTI to execute its security interest such that the clinics entire ownership is transferred over to HTI or sold at HTI's sole option and election upon UHC's breach of the promissory note.

13. UHC represents and warrants that it has insurance or is the named beneficiary of insurance policies that cover medical, chiropractic general liability insumace that adequately covers UHC's current operations and that will cover UHC's management of the first clinic and subsequent clinics. UHC shall deliver to HTI certificates of insurance that name HTI as an additional insured under all policies under which UHC has coverage before the first and each subsequent clinic begins operations.

14. In the event a claim, lawsuit or any other proceeding names, or seeks costs, reimbursement, damages or any other recovery from HTI, any of its subsidiaries, officers, employees, consultants, or associates that UHC shall indemnify and hold HTI harmless for any and all costs, expenses (including legal fees) or liabilities arising from UHC's operations and management of the clinics.

15. The parties agree that the scope of this Agreement only goes to the right of permission granted, hereunder and that in no way does this agreement create any rights with respect to the other aspects of the respective parties' assets or operations. The parties acknowledge the physical proximity of each party's respective operation may create marketing opportunities and the like, however, neither party makes any representations or warranties as to the benefits that might accrue.

16. UHC acknowledges that HTI business plan is to enter into like kind arrangements with other businesses and that other operating entities may be granted a business opportunity in the same facility that UHC is exploiting its opportunity. UHC waives any and all claim for damages against HTI in the event HTI engages in another like kind agreement.

17.     UHC  agrees  and  acknowledges  that  in  the  event  it  breaches  this agreement, the promissory note hereunder, the security agreement hereunder and or any other agreement that HTI may reasonably require UHC to execute hereunder that HTI will suffer damages. The parties agree that at the time of this agreement it would be difficult to fix the damages and that both parties believe that such damages would be in excess of $750,000. The parties therefore agree that HTI shall be entitled to the $750,000, as liquidated damages for any and all damages arising from UHC's breach of this agreement, except for the costs associated with enforcing the terms of this agreement.

18. This Agreement supersedes all previous agreements and all such agreements, if any, are merged into this Agreement. This Agreement may only be modified by a writing executed by both parties. The parties shall execute any other documents necessary to carry our the intent of the parties hereunder.

19. In the event any part of this Agreement is invalid, unenforceable and or illegal such shall not affect the remainder of this Agreement and the parties shall carry our the intent of this Agreement as if no such event occurred.

20. This Agreement, shall be governed by and construed under the laws of Arizona. Notwithstanding the location of property, where contracts were or are entered into or any other fact or circumstance, any dispute arising directly or indirectly from this Agreement shall be resolved in the state of Arizona, Maricopa County or such other place solely determined by HTI. At HTI's election any or all disputes arising hereunder may be determined by binding arbitration and UHC hereby consent to such

         HealthTech International, Inc.





         By: /s/ Gordon L. Hall

                  Gordon L. Hall
         Its:     Chairman of the Board and Chief
    Chief Executive Officer

     Business  Opportunity  and  Management  Agreement
(Signature page to be incorporated and made a part of the agreement by this reference)

Ulti-Med Health Centers



By: /s/ Joseph R. Kirkham

             Joseph R. Kirkham
Its:     Chairman of the Board

                                    EXHIBIT B

           Schedule of assets and liabilities purchased by Primus Inc.
                                 from Primus LLC

FURNITURE, FIXTURES & EQUIPMENT ACQUIRED THROUGH THE PRIMUS
         ACQUISITION


ARLINGTON CLUB:

7 PIECE HYDRA FITNESS $7,000.00
1 COMPUTER-$1,200.00
1 PHONE SYSTEM $1,700.00
1 REFRIDG. $400.00
2 COUCHES $700.00
1 COUCH $600.00


ARLINGTON CLINIC:

1 EMG (OKIDATA MODEL ADVAN) $6,750.00
1 GSX 190 PRINTER-DOS NETWORK $399.00
1 THUMPER $395.00
1 MEDX-1 CERVICAL $65,000.00
                1 LUMBAR
1 PANASONIC COPIER $2,200.00


SHERMAN CLINIC:

1 VENOUS FLOW $4,000.00
1 VIBRATORY MASSAGER $395.00
1 ULTRASOUND $800.00


MIDLAND CLINIC:
                                                   1 MONITOR-KEYBOARD $299.00
4 P.T. TABLES $1,000.00                            2 SMALL REFRIDG $300.00
1 OMNISOUND ULTRASOUND $5,000.00                  11 REAM $1,650.00
                                                   2 DESKS $1,000.00
1 X-RAY MACHINE-DEVELOPER-CASSETTES-               1 CALCULATOR $47.00
   MARKERS-MEASURING RULER $12,000.00              5 CERVICAL TERRYCLOTH
1 LARGE HYDROCULATOR-HOT PACKS                     4 LUMBAR COVERS-$250.00
   AND COVERS $1,100.00                            1 VENOUS FLOW MACHINE $4,000
1 DOPPLER $12,000.00
1 3IN HOLEPUNCH/2 2IN HOLEPUNCH $30.00
1 CENTRIFUGE $800.00
1 MYOTEK-INCLUDING CHAIR $3,400.00

1 MEDX-1 CERVICAL-1 LUMBAR $65,000.00 (X 2) 4 CERVICAL HOTPACKS
1 COMPUTER $1,100.00                                 4 LUMBAR HOTPACKS $300.00
1 MEDICAL WEIGHSCALE $250.00                         1 STAPLER $20.00
6 CLIPBOARDS $20.00                                  1 TAPE DISPENSER $5.00


SHERMAN CLUB:

10 REEHOH STEPS $790.00
8 PHONES $4,000.00
1 FAX MACHINE $300.00
2 SODA COOLERS $1,400.00
2 STEREOS $1,000.00
2 T.V.'S $450.00


RIVERBEND CLINIC:

                                EQUIPMENT LEASES


POLO CLUB                  LEASED FOR 84 MONTHS          36 MONTHS LEFT
MANAGEMENT                     APRIL 1, 1993               MARCH 31, 2000
$12,828.00 PER MONTH


EXCEL LEASING              LEASED FOR 36 MONTHS          22 MONTHS LEFT
$164.96 PER MONTH               OCT. 20, 1995               AUG. 24, 1998
X-RAY PROCESSOR            TOTAL: $4013.69


BANKERS LEASING            LEASED FOR 36 MONTHS           34 MONTHS LEFT
$792.00 PER MONTH               JAN. 5, 1997                JAN. 5, 2000
SEE ATTACHED LIST             TOTAL: $22,000.00


AT&T CAPITAL               LEASED FOR 48 MONTHS           36 MONTHS LEFT
$839.95 PER MONTH              APRIL 30, 1996              APRIL 30, 2000
SEE ATTACHED LIST             TOTAL:  $37,284.00


TRANS LEASING              LEASED FOR 60 MONTHS            31 MONTHS LEFT
$259.20 PER MONTH                JULY 5, 1994               FEB. 5, 2000
2 TROTTER 540 TREADMILLS      TOTAL: $15,391.36
                               DEPOSIT $358.81


PREMIER LEASING
AMERUS LEASING             LEASED FOR 60 MONTHS               14 MONTHS LEFT
$627.99 PER MONTH              JULY 25, 1993                    JULY 25, 1998
BENNETT X-RAY SYSTEM         TOTAL: $34,149.20

BANKERS LEASING

                                   Exhibit "A"

1-Body Relaxer
1-Blk. Challenger Machine Treadmill Siderails
2-Trotter 460 Treadmills Reconditioned
2-Stairmaster Exercise System
3-Preference Stationary Bike - Upper Body - Grey, Polar Belt
1-Intertron 5000
1-Universal Stairstepper
1-Leander Table
2-Challenger Treadmills

AT&T CAPITAL

INVOICE #09219301

September 21st, 1993

1 ea. Lifestep 9500 Stair Climber, SN#LS9500
1 ea. Powercise Model 156 Weight Scale, SN#PC156S
1 ea. Powercise Model 264 Chest Press, SN#PC264CP
1 ea. Powercise Model 210 Pec Dec, SNPC210PD
1 ea. Powercise Model 264 Shoulder Press, SN#PC264SP
1 ea. Powercise Model 244 Tricep Extension, SN#PC244TE
1 ea. Powercise Model 364 Inner/Outer Thigh, SN#PC364IOT
1 ea. Powercise Model 314 Leg Extension/Leg Curl, SN#PC314ELC 2 ea. Preference Stationary Bike, upper body -Grey Polar Belt
                            SN#HRT2500I      with Transmitter
1 ea. Cyber Lat Pull Down, SN#43323
1 ea. Body Masters Tricep Press SN#MD411


Total Price $38,519.10

POLO CLUB MANAGEMENT                                 AMERUS LEASING
1517 JACKSONBORO HWY                                 611 FIFTH AVE.
FT. WORTH, TX.  76114                                SECOND FLOOR
                                                     DES MOINES, IA  50309

EXCELL FINANCIAL                                     LIBERTY LEASING
5236 80TH ST.                                        4201 WESTERN PARKWAY
LUBBOCK, TX.  76119                                  SUITE #320
                                                     W DES MOINES, IA  50266

BANKERS LEASING                                      HEALTH CONCEPTS
5236 80TH ST                                         P.O. BOX 203248
LUBBOCK, TX.  79424                                  AUSTIN, TX.  78720


AT & T CAPITAL                                       SHIRLEY KIRKHAM
1505 LUNA RD. SUITE 134                              1114 ROYALCREST DR.
CARROLLTON, TX.  75006                               ARLINGTON, TX.  76017


TRANS LEASING
3000 DUNDEE RD.
NORTHBROOK, ILL.  60062

                                    EXHIBIT C

            Agreement between Primus LLC and Ulti-Med for the rights
             to operate clinics at Sherman and Arlington facilities

                              MANAGEMENT AGREEMENT

         This management Agreement (the "Agreement") is entered into by and among Primus Health Care Systems, LLC. ("PHCS"), a Texas corporation, and Ulti-Med Health Centers, Inc. ("UHC"), a Utah corporation.

                                    RECITALS

         WHEREAS, UHC desires to retain PHCS to act as the manager and operator of its business activities; and

         WHEREAS, PHCS desires to be employed by UHC to act as the manager and operator of UHC's business activities.

         NOW, THEREFORE, in consideration of the covenants, agreements, and considerations set forth below, the parties agree as follows:

                                    AGREEMENT

     1. Services Performed by PHCS. PHCS hereby represents that it shall act as the manager and operator of UHC's business operations and shall, additionally, operate under the following conditions:

         a) PHCS shall pay all of UHC's outstanding accounts payable as of July 31, 1995, before any profit split (as set forth below) shall occur;
         b)    PHCS and UHC shall have at least one director in common;
         c) Any major acquisitions (for UHC) of any kind shall be approved unanimously by UHC's Board of Directors; d) Any liquidations of property of UHC must be approved unanimously by UHC's Board of Directors; e) PHCS shall lease and maintain office space for UHC; f) All funds collected by UHC shall be split as set forth below; g) PHCS shall pay $15,000.00 to the U.S. Internal Revenue Service on behalf of UHC; h) PHCS shall pay $5,000.00 toward aggregate accounts payable of UHC; and i) PHCS shall assume responsibility for payment of all current and future accounts payable in connection with the operation of UHC's business.

     2. Payment to PHCS. In consideration for PHCS acting in the capacity described above, PHCS shall be paid 65% of all profits generated from the operation of the business of UHC.
     3. Prior Accounts Receivable. UHC shall own all accounts receivable in existence prior to the effective date of this Agreement.
     4.  Term.  The term of this Agreement shall be five (5) years.
     5. Termination. In the event that PHCS fails to properly perform its duties as required under this Agreement, UHC shall give PHCS written notice of such default. PHCS shall have thirty (30) days from receipt of a default notice to cure such default. If PHCS fails to cure such default as set forth in a notice sent to PHCS within such thirty (30) day period, UHC shall have the right to terminate this Agreement, and shall not be obligated for any further payment to PHCS following termination of this Agreement. This Agreement may not be terminated by UHC without cause. PHCS may terminate this Agreement at any time by giving UHC thirty (30) days' written notice.
     6. Right of First Refusal. UHC shall have an option to purchase the stock and/or assets of PHCS on the same terms and conditions that PHCS's shareholders and/or management agree(s) to accept from a third party. If PHCS's shareholders and/or PHCS accept(s) such an offer from a third party, PHCS shall notify UHC of the terms of such offer and UHC shall have thirty (30) days to accept or reject such offer.
     7. Notices. All notices to the parties hereto shall be at the following addresses:

     If to PHCS:           Primus Health Care Systems, LLC
                           ============================
                           ----------------------------

     If to UHC:            Ulti-Med Health Centers, Inc.
                           ============================
                           ----------------------------

     All notices to any party shall be in writing and delivered to such party of deposited in the United States Mail in an envelope, registered of certified mail, with postage prepaid, addressed to such party as set forth above or at such other address as such party shall have previously designated in the manner set forth herein. All notices shall be deemed given when delivered, or, if mailed, on the third day after the mailing.

     8. Governing Law: Venus. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.
         VENUE FOR ANY CAUSE OF ACTION RELATING TO THIS AGREEMENT SHALL BE EXCLUSIVELY DALLAS COUNTY, TEXAS.
     9. Multiple Counterparts. This Agreement has been executed in multiple counterparts, each copy of which is deemed to be an original and constitute collectively one agreement.
     10. Parties Bound. This Agreement and the terms and provisions hereof shall inure to the benefit of and be binding on the parties hereto and their respective heirs, executors, legal representatives, successors in interest, and assigns.
     11. Entire Agreement. This Agreement contains the entire agreement by and among the parties, and no promise, representation, warranty, or covenant not included in this Agreement or any such referenced agreement has been or is relied upon by the parties.
     EXECUTED to be effective as of the 31st day of July, 1995.


                         Primus Health Care Systems, LLC
                         a Texas Limited Liability Corporation

                            By: /s/ Joseph R. Kirkham
                              Joseph R. Kirkham, Manager


                          ULTI-MED HEALTH CENTER, INC.,
                            a Utah Corporation

                            By: /s/ David M. Kirkham
                            David M. Kirkham, Vice President

                                    EXHIBIT D

               Court Order signed June 13, 1997 by Judge Bob McCoy

                                NO. 48-169289-97

PRIMUS HEALTH CARE                  ss                 IN THE DISTRICT COURT
SYSTEMS, L.L.C., PRIMUS             ss
HEALTH CARE SYSTEMS, INC.,          ss
ULTI-MED HEALTH CENTERS,            ss
INC., and JOSEPH R. KIRKHAM         ss
                                    ss
VS.                                 ss                 TARRANT COUNTY, TEXAS
                                    ss
HEALTHTECH INTERNATIONAL,           ss
INC., GORDON L. HALL, TIM           ss
WILLIAMS, STEPHEN L. SMITH,         ss
RESULTS RIVERBEND, INC., and        ss
IFM INVESTMENTS, INC.               ss                 48TH JUDICIAL DISTRICT




                                  AGREED ORDER

         On June 9, 1997, Plaintiffs, Primus Health Care Systems, L.L.C., Primus Health Care Systems, Inc., (collectively, "Primus"), and Joseph R. Kirkham ("Kirkham"), and Defendant, HealthTech International, Inc. ("HealthTech"), appeared before this Court by and through their attorneys of record. The parties announced to the Court that they had reached an agreement concerning certain matters, which is reflected in this agreed temporary order:
         It is ordered that the Application of HealthTech for a Temporary Injunction is set for hearing before this Court on June 27, 1997, at 3:00 o'clock, P.M.
         Until the time of said hearing, the Court orders as follows:
         1. At of before 5:00 P.M., on Saturday, June 14, 1997, Primus and Kirkham shall return all equipment used in the operation of the Results Sports & Fitness Clubs (the "Clubs") and affiliated medical clinics (the "Clinics") (other than computer equipment) to the location where said equipment was located prior to June 4, 1997. In addition, the computer equipment and therapeutic exercise equipment removed from the Midland and Fort Worth Clubs during May or June, 1997, shall be returned to those respective locations. It is understood that the Powercize equipment will not be operational until 5:00 P.M., Monday, June 16. 1997.
         2. Each party shall permit the other party access to all business and financial records of the Clubs and Clinics, including bank accounts, billing, collection, and patient account records. Representatives of each party may, upon inspection of said financial records, obtain copies of any such records at the expense of the requesting party, provided that they do not leave the location where said records are maintained.
         3. HealthTech may communicate directly with Med Quest Inc. to seek any information concerning the financial affairs of Primus of the Clubs and Clinics, and neither Primus nor Kirkham will interfere with the ability of HealthTech to communicate directly with Med Quest Inc.
         4. HelathTech, by and through its representative, Stephen Smith, may communicate directly with Providers Inc.; provided, however, that Kirkham may accompany Mr. Smith to all meetings with any representative of Providers Inc.
         5. Primus and Kirkham shall continue to be responsible for payment of: a.)the obligations of the Clinics; and b.) all other obligations(except payroll) of the Arlington and Sherman Clubs. HealthTech will continue to be responsible for payroll at all Clubs and all other obligations of Fort Worth and Midland Clubs, except the obligations of the Medical Clinics. The parties shall promptly provide to one another copies of all invoices paid and checks written, along with copies of bank deposit slips indicating cash receipts generated by the Clubs.
         6. The payroll of the Clubs shall be maintained to include Kirkham, David Kirkham, Jeff Kirkham and Kathy Kirkham, at the same level as it was on June 4, 1997. However, pending further order of this Court, Kirkham shall not go upon the premises of the Clubs, but shall render any services as may be necessary from his personal office in Arlington, Texas. Kirkham will also ensure that Jeff Kirkham and Kathy Kirkham, and David Kirkham will have no actual physical presence at the Clubs other than the Sherman Club, pending further order of this Court. Kirkham, Jeff Kirkham, and Kathy Kirkham will be permitted to contact by telephone any doctor or other employee working in the Clinics.
         7. Kirkham, Jeff Kirkham, Kathy Kirkham and David Kirkham will assume complete control of the Sherman Club and Clinic beginning at 12:01 A.M., Monday, June 16, 1997 and continuing until further order of this Court. Accordingly, each of the Kirkhams will be allowed full access to the Sherman Club and Clinic. Further Jeff Kirkham shall be allowed access to the Clubs and Clinics to the extent necessary to re-install the Powercize equipment previously removed.
         8. Each Party shall undertake reasonable efforts to ensure that all clinics are at the same capacity to see patients as they had on June 4, 1997 by Tuesday June 17, 1997 at 5:00 P.M., with the understanding that neither party can ensure the presence of Clinic personnel at any given time.
         9. All parties shall refrain from making disparaging comments about any other party to Club of Clinic employees, patients, or any other third party.
         Nothing in this order is to be construed as a waiver by any party of any contention or position that party may have in the pending litigation.
         These orders shall remain in effect until the above-referenced hearing on HealthTech's Application for Temporary Injunction, or until further order of this Court.
         Signed this 13th day of June, 1997.  /s/ Bob McCoy
                                                  JUDGE PRESIDING

AGREED AS TO FORM AND SUBSTANCE:

/s/ Daniel C. Steppick
Daniel C. Steppick
State Bar No. 00791732
Shannon, Gracey, Ratliff & Miller, L.L.P.
500 Throckmorton, Suite 1600
Fort Worth, Texas  76102

ATTORNEYS FOR PLAINTIFFS


/s/ Thomas J. Williams
Thomas J. Williams
State Bar No. 21578500
Haynes and Boone, L.L.P.
801 Cherry Street, Suite 1300
Fort Worth, Texas  79102

ATTORNEYS FOR DEFENDANTS

                                    EXHIBIT E

          Lease assignments and general assignment associated with the Arlington buy-out and Arlington facility assets

BILL OF SALE

        For and in consideration of the sum of Ten dollars ($10.00) and for other good and valuable consideration, the receipt of all of which is hereby acknowledged, Ulti-Med Health Centers, Inc., Metro Rehab, Inc., Primus Health Care Systems, L.L.C., Joseph R. Kirkham, Dr. Mark A. Darner, D.C., David M. Kirkham, Jeff Kirkham and Kathy Kirkham, respectively ("Sellers"), sell, transfer and assign to HealthTech International, Inc. ("Buyer"), the equipment listed in Exhibit A attached hereto and by this reference made a part hereof.

        Sellers warrant that they are the owner of the above described property, warrant good and marketable title to it, and warrant that the property is free and clear of liens, charges and encumbrances except those liens, charges and encumbrances listed on Exhibit B attached hereto and by this reference made a part hereof.

        Executed at Arlington, Texas as of the lst day of July, 1997.

Ulti-Med Health Centers,        Metro Rehab, Inc.
Inc.


By:                           By:
         Name:                    Name:
         Title:                   Title:

Primus Health Care Systems,
Inc.



By:                                          By:
        Name:                           Joseph R. Kirkham
        Title:



By:                                          By:
Dr. Mark A. Darner                 David M. Kirkham



By:                                         By:
Jeff Kirkham                           Kathy Kirkham

                        GENERAL UNCONDITIONAL ASSIGNMENT

         For value received, Ulti-Med Health Centers, Inc., Metro Rehab, Inc., Primus Health Care Systems, L.L.C., Joseph R. Kirkham, Dr. Mark A. Darner, D.C., David M. Kirkham, Jeff Kirkham and Kathy Kirkham hereby sell, assign and transfer to HealthTech International, Inc., all their rights, title and interest in and to that certain lease dated by and between _____________________________________ ___________________________________, as
lessor,                and                ______________________________________
_________________________________,  as lessee,  and  represent  and warrant that there have been no previous assignments or transfers of said lease and that it is free and clear of liens, charges and encumbrances excepts the rights, title and interests of the lessor therein.

         Dated:            July 1, 1997

Ulti-Med Health Centers,        Metro Rehab, Inc.
Inc.



By:                          By:
Name:                        Name:
Title:                       Title:

Primus Health Care Systems, Inc.


By:                           By:
Name:                         Joseph R. Kirkham
Title:



By:                                    By:
Dr. Mark A. Darner             David M. Kirkham




By:                           By:
Jeff Kirkham                           Kathy Kirkham

                        GENERAL UNCONDITIONAL ASSIGNMENT

         For value received, Ulti-Med Health Centers, Inc., Metro Rehab, Inc., Primus Health Care Systems, L.L.C., Joseph R. Kirkham, Dr. Mark A. Darner, D.C., David M. Kirkham, Jef f Kirkham and Kathy Kirkham hereby sell, assign and transfer to HealthTech International, Inc. , all their rights, title and interest in and to that certain lease dated __________________by and between _____________________as lessor, and __________________, as lessee, and represent and warrant that there have been no previous assignments or transfers of said lease and that it is free and clear of liens, charges and encumbrances excepts the rights, title and interests of the lessor therein.

         Dated:            July 1, 1997

Ulti-Med Health Centers,                                  Metro Rehab, Inc.
Inc.



By:______________________________________     By: _____________________________
Name:                                         Name:
Title:                                        Title:

Primus Health Care Systems, Inc.



By:______________________________________     By: _____________________________
   Name: Joseph R. Kirkham
  title:



By:______________________________________     By: _____________________________
     Dr. Mark A. Darner                               David M. Kirkham



By:______________________________________     By: ____________________________
     Jeff Kirkham                                     Kathy Kirkham

                        GENERAL UNCONDITIONAL ASSIGNMENT

         For value received, Ulti-Med Health Centers, Inc., Metro Rehab, Inc., Primus Health Care Systems, L.L.C., Joseph R. Kirkham, Dr. Mark A. Darner, D.C., David M. Kirkham, Jeff Kirkham and Kathy Kirkham hereby sell, assign and transfer to HealthTech International, Inc., all their rights, title and interest in and to all of the assets associated with the acquisition of the Arlington facility at 1001 NE Greenoaks Blvd. , Suite 151, Arlington, Texas 76006 by HealthTech International, Inc., from Ulti-Med Health Centers, Inc., and Primus Health Care Systems, L.L.C., and represent and warrant that there have been no previous assignments or transfers of said assets and that they are free and clear of liens, charges and encumbrances excepts the rights, title and interests of the lessors thereof.

         Dated:            July 1, 1997

Ulti-Med Health Centers,                                   Metro Rehab, Inc.
Inc.



By:______________________________________     By: _____________________________
      Name:                                        Name:
      Title:                                      Title:

Primus Health Care Systems, Inc.



By:______________________________________     By: _____________________________
     Name:                                            Joseph R. Kirkham
    Title:



By:______________________________________     By: _____________________________
     Dr. Mark A. Darner                                David M. Kirkham



By:______________________________________     By: ____________________________
     Jeff Kirkham                                      Kathy Kirkham

                                    EXHIBIT F

               List of equipment and personal property required to
             own/lease the Arlington facility prior to June 4, 1997

Arlington Clinic Inventory:

4     Therapy tables (1 blue, 2 grey)
1     Therapy table -leander
1     Adjustment table
1      Dynatron Equaliern
1     EMG
1     GSX-190 Printer, DOS network
1     Dry spine
8     14 X 17 Cassettes
5     8 X 17 Cassettes
1     Black desk with chairs
1     X-ray machine with developer
3     Office desks with chairs
2     Large view boxes
2     Small view boxes
1     Thumper
1     Set SOT blocks
1     Blood centrifuge
1     AM REX (low volt)
1    Intertrow 5000
1     Intelect model 700 CUS/CANBAL
1    Hydrocollator
1     Matrix
1     MedX cervical
1     MedX lumbar
1     Panasonic copier
1     Panasonic fax machine
1     HP Printer
1     Computer
1     Actinator
1    Scale
1     Blood pressure cuff
1    Paraffin wax bath

  Arlington Club Inventory:

  3     Lifecycle bikes
  4     Preference bikes
  3     Treadmills
  2     Trotter treadmills
  2     Startrac treadmills
  1     Challenger treadmill
  1     Universal stairmaster
  1     Stairstepper
  3     Stairmaster 4000 PT
  3     Nordic Tracks (1 broken, 2 working)
  1     7 pc.  Hydra fitness
  1     Bench press
  1     Leg extension
  1     Leg curl
  1     Low back extension
  1     Crunch machine
  2     Pec decks
  1     Cable tower station
  1     Calf raise station
  3     Port cable station
  1     Bicep machine
  1     Tricep machine
  2     Row machines
  4     Curl benches
  3     Curl bars
  2     T-bars
  1     Chin bar/Dip station
  2     Leg/Dip stations
  1     Low back station
  1     Military press
  1     Hack squat
  1     Leg press
  1     P-Curl station
  3     Free weight benches with bar rack
  2     Incline free weight benches with bar rack
  3     Standard free weight benches (raise/lower)
32      45 lb. plates
26      55 lb. plates
50      5 lb. plates
25      10 lb. plates
24      25 lb. plates
20      2.5 lb. plates
 3      pr 3 lb. dumbbells

  3     pr 12 lb. dumbbells
  5     pr 8 lb. dumbbells
  5     pr 5 lb. dumbbells
  4     pr 10 lb. dumbbells
  1     pr 15 lb. dumbbells
  1     pr 20 lb. dumbbells
  1     pr 25 lb. dumbbells
  1     pr 30 lb. dumbbells
  2     pr 35 lb. dumbbells
  2     pr 40 lb. dumbbells
  1     pr 45 lb. dumbbells
  3     pr 50 lb. dumbbells
  1     pr 55 lb. dumbbells
  1     pr 60 lb. dumbbells
  2     pr 65 lb. dumbbells
  1     pr 70 lb. dumbbells
  1     pr 75 lb. dumbbells
  1     pr 80 lb. dumbbells
  1     pr 85 lb. dumbbells
  1     pr 90 lb. dumbbells
  1     pr 95 lb. dumbbells
  1     pr 100 lb. dumbbells
  1     pr 105 lb. dumbbells
  1     pr 110 lb. dumbbells
  1     pr 115 lb. dumbbells
  1     pr 120 lb. dumbbells
  7     Straight 45 lb. bars
  1     Roman chair
20      Step benches
  6     pr Bar clips
  2     Copy machine
  1     Room divider
  5     Desks
  1     Time clock
  6     Phones
  2     Computers
  3     CD-ROM towers
24      Chairs
  1     Lamp
  2     Electronic calculators
  1     Credit card machine
  3     Keyboards
  3     File cabinets

  2     Chiropractic tables
  1     Fan
  2     Refrigerators
  1     Back table
  1     Stereo
  2     Couches
  2     Tan rolling beds
  1     Keyboard
  1     Printer
  1     Receipt printer
  1     Small round table
  1     Clothes closet
  1     Scale
  3     Silk plants
40     Wooden lockers
  4     Benches
  1     Vanity
  1     Chair

                                    EXHIBIT G

            List of equipment for the clinics at HealthTech's Midland
                        facility and Fort Worth facility

  Midland Clinic Inventory:

  4     PT Tables
  2     E-stem AMREX MS324A
  2     E-stem AMREX M3322 low volt
  1     Sonicator ultrasound 716
  1     Omnisound ultrasound
  1     X-ray machine, developer, cassettes, markers, measuring ruler
  2     1st tables
  1     Large hydroculator -hot packs and covers
  1     Venous flow machine
  1     Doppler
  1     Centrifuge
  2     Small refrigerators
17     Chairs
  2     Desks
  1     Calculator
  5     Cervical terry cloth
  4     Lumbar covers
  1     Myotck including chair
  1     MedX cervical
  1     MedX lumbar
  1     Computer
  6     Complete sets of powercise with computer
  1     Medical weight scale
  1     EMG
  6     Clipboards
  1     3 Hole punch
  2     2 Hole punch
  4     Cervical hot packs
  4     Lumbar hot packs
  4     Cold packs
  1     Laundry basket
1 1    Towels
  1     Stapler
  1     Tape dispenser
  1     Monitor
  1     Keyboard
  1     Mouse

Fort Worth Clinic Inventory:

1     Pelvic bench
2     Therapy benches
1     Roller table
1     Ultrasound
1     AMREX unit
1     Hydrocollator
2     Cervical Hydrocollator packs
2     Lumbar Hydrocollator packs
2     Cervical Hydrocollator covers
2     Lumbar Hydrocollator covers
1     Dynatron 1 00 with 4 pads
2     14 X 36 X-ray view boxes
1     Powerfingers massager
1     Whartenburg pen wheel
1     Reflex hammer
1     Plastic spirometer
1     Stethoscope
       Belts for holding M/S pads
3     14 X 17 X-ray cassettes
4     1 0 X 12 X-ray cassettes
1     Computer screen
1     Keyboard
1     CD-ROM tower
1     Calculator
1     3 Hole punch
2     File cabinets
2     Powercise control units
6     Powercise exercise pieces
1     Drying rack for hydrocollator covers
1     Fischer X-ray unit
1     X-ray film holder
1     Computer printer

                                    EXHIBIT H

          Copy of public announcement concerning effects of Settlement

                         HealthTech International, Inc.
                             (NASDAQ: GYMM & GYMMW)


                                  July 8, 1997
                              For Immediate Release


     HealthTech International, Inc. Acquires 650,000 shares of its stock...


Mesa,  Arizona.....HealthTech  International,  Inc. is pleased to  announce  the acquisition of 650,000 shares of its common stock as well as 1 million registered options at $1.00 in exchange for one of its health care operations and a six month participation in another. The deal also release HealthTech International, Inc. from Employment agreements of approximately $3.5 million dollars over the next five (5) years.

The deal is as follows:

HEALTHTECH INTERNATIONAL, INC. acquires:

     * 1 million options of HealthTech International, Inc. @ $1.00 per share.
     * 650,000 shares of HealthTech International, Inc. common stock.
     * Employment contracts of former medical operators.
     * Profit participation detailed in the Ultimed license agreement referenced in the 1996 10K.
     * Certain assets of the clinic  operations  of Arlington  facility.
     * All assets of the clinic operation of Midland and Ft Worth facility
     * The Ultimed share of the Tenant Improvements in build-outs in both the Midland and Ft. Worth facilities.
     * Ability to hire new Director of Clinical Operations.

     In exchange for the above listed items, HealthTech International, Inc. relinquishes the right to:

     * Operate the Sherman facility.
     * The Sherman facility equipment.
     * Six months partial profit participation in Arlington.





    1237 South Val Vista Drive . Mesa . Arizona . 85204 . Tel: (602) 396-0660
                            Web Address: www.gymm.com
                         HealthTech International, Inc.
                             (NASDAQ: GYMM & GYMMW)


                                  July 8, 1997
                              For Immediate Release



HealthTech International, Inc..............continued...................





Although HealthTech International, Inc. expects the above to reduce revenues for the short term, the addition of clinics in both the Bedford, Texas facility and the Tucson, Arizona facility will more than replace the revenues lost in the Sherman facility.

The buyout paved the way for the Company to acquire the services of Dr. William Kelly and his contacts through Physicians' Academy. This new association will allow HealthTech International, Inc. to grow its Medical and Clinic operations at an accelerated pace due to the vast number of Medical Doctors and Doctors of Chiropractic within Dr. Kelly's network.

HealthTech International, Inc. is a leading investor owned health care company. The Company is traded on NASDAQ under the symbols GYMM for its common stock and GYMMW for its Class A Warrants.


Contact: William A Young Sr.
         Investor/Public Relations
         (602) 396-0660
         e-mail: wyoung@gymm.com